Form 10-K
period 1993-12-31
GREYHOUND FINANCIAL CORP
filed 1994-03-14
CIK 43960

============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
                            ____________________

                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                        Commission File
   December 31, 1993                                Number 1-7543
____________________

                       GREYHOUND FINANCIAL CORPORATION
           (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                   94-1278569
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)


Dial Tower, Phoenix, Arizona                                85077
(Address of Principal Executive Office)                 (Zip Code)

         Registrant's Telephone Number, Including Area Code - 602-207-6900
                            ____________________

Securities registered pursuant to Section 12(b) of the Act:
                                            Name of Each Exchange
   Title of Each Class                       on Which Registered
   ___________________                        ___________________
Zero Coupon Senior Subordinated            New York Stock Exchange
      Notes due 1994

Securities registered pursuant to Section 12(g) of the Act:
    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

                  Yes  X            No
                     _____            _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            _____

As of March 1, 1994, 25,000 shares of Common Stock ($1.00 par value) and 2,500 shares of Series A Redeemable Preferred Stock ($10,000 par value) were outstanding and were held by an affiliate.

Registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                                        Part Where
Document                                               Incorporated
- --------                                               ------------
1. Greyhound Financial Corporation Current Reports on
   Form 8-K, dated January 21, 1994 and February 14,
   1994, as amended                                         I
2. Prospectuses and Prospectus Supplements dated
   February 17, 1994 filed pursuant to SEC Rule 424(b) for
   $100,000,000 of the Company's Floating-Rate Notes and
   $250,000,000 of Medium-Term Notes, respectively          I

============================================================================


                              TABLE OF CONTENTS
                                Name of Item
                                 ------------
  Item #                                                       Page
- ---------                                                   ---------
                                   Part I
  Item 1  Business:
              Introduction                                       1
              General                                            1
              Financial Services                                 1
                 Lines of Business                               2
                 Investment in Financing Transactions            3
                 Cost and Utilization of Borrowed Funds         13
                 Credit Ratings                                 14
                 Interest and Other Core Income                 14
                 Residual Realization Experience                14
                 Business Development and Competition           15
                 Credit Quality                                 16
                 Risk Management                                16
                 Portfolio Management                           17
                 Delinquencies and Workouts                     17
                 Governmental Regulation                        17
              Employees                                         18
  Item 2  Properties                                            18
  Item 3  Legal Proceedings                                     18
  Item 4  Submission of Matters to a Vote of Security
               Holders                                          18
Optional Item
          1.  Pending Acquisition of TriCon Capital Corporation 18
          2.  TriCon Capital Corporation Audited
               Financial Statements                             20

                                   Part II

  Item 5  Market Price of and Dividends on the Registrant's
               Common Equity & Related Stockholder Matters      40
  Item 6  Selected Financial Data                               40
  Item 7  Management's Discussion and Analysis of Financial
               Condition and Results of Operations              40
  Item 8  Financial Statements & Supplementary Data             40
  Item 9  Changes in and Disagreements with Accountants
               on Accounting & Financial Disclosure             40

                                  Part III

  Item 10 Directors & Executive Officers of the Registrant      40
  Item 11 Executive Compensation                                40
  Item 12 Security Ownership of Certain Beneficial Owners
               & Management                                     40
  Item 13 Certain Relationships & Related Transactions          40

                                   Part IV

  Item 14 Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                      41

                                   PART I

ITEM 1.     BUSINESS.

INTRODUCTION

     The following discussion relates to Greyhound Financial Corporation ("GFC" or the "Company"), a wholly owned subsidiary of GFC Financial Corporation ("GFC Financial").

     On March 3, 1992, The Dial Corp's ("Dial") shareholders approved the spin-off to its shareholders of GFC Financial, a newly-formed Delaware corporation, which comprised Dial's former commercial lending and mortgage insurance subsidiaries. In connection with the spin-off, the holders of common stock of Dial received a distribution of one share of common stock of GFC Financial for every two shares of Dial common stock (the "Distribution").

     Prior to the Distribution, Dial contributed its 100% ownership interest in companies constituting the Greyhound European Financial Group ("GEFG") and Greyhound BID Holding Corp. to GFC and contributed all of the common stock of GFC to GFC Financial.

     Certain contractual arrangements continue between Dial and GFC Financial or its subsidiaries for a limited period of time following the Distribution. GFC Financial and Dial entered into certain agreements providing for (i) the orderly separation of GFC Financial from Dial and the making of the Distribution; (ii) the provision by Dial of certain interim services to GFC Financial; (iii) the assignment of the "Greyhound" and "Image of the Running Dog" trademarks for use in all of GFC Financial's business activities; (iv) a sublease of certain office space currently used by GFC Financial; and (v) the administration of tax returns and allocation of certain tax liabilities and benefits.

GENERAL

     GFC was incorporated in 1965 in Delaware and is the successor to a California corporation that commenced operations in 1954. GFC has conducted business continuously since that time. Foreign financial services are provided primarily in the United Kingdom, where GEFG has provided such services since 1964. Domestic and foreign financial operations, prior to the Distribution, had been conducted independently of each other for many years. Following the Distribution, they have been conducted as a consolidated enterprise; however, during the second quarter of 1992, GFC announced its intention to phase out the London based financing operations of GEFG. This phase out is expected to be substantially completed within a two to three year period.

FINANCIAL SERVICES

     The Company engages in the business of providing collateralized financing of selected commercial and real estate activities in the United States and intermediate-term lending on a secured basis in foreign countries. The Company accomplishes this through secured loans and leases.

     The Company generates interest and other income through charges assessed on outstanding loans, loan servicing, leasing and other fees. The Company's primary expenses are the costs of funding its loan business (including interest paid on debt), provisions for possible credit losses, marketing expenses, salaries and employee benefits, servicing and other operating expenses and income taxes.

     The Company's current emphasis is on secured lending to businesses in specific industry niches, where the group's expertise in evaluating the needs and creditworthiness of prospective customers enables it to provide specialized financing services. The Company's strategy has been to seek to maintain a high-quality portfolio using clearly defined underwriting standards in an effort to minimize the level of nonearning assets and write-offs.

     Lines of Business

     The Company's activities now include the following lines of business:

     - Corporate Finance. The Corporate Finance group provides financing, generally in the range of $2 million to $25 million, focusing on middle market businesses nationally, including distribution, wholesale, retail, manufacturing and services industries. The group's lending is primarily in the form of term loans secured by the assets of the borrower, with significant emphasis on cash flow as the source of repayment of the secured loan.

     - Transportation Finance. Through the Transportation Finance group, the Company structures secured financings for specialized areas of the transportation industry, principally involving domestic and foreign used aircraft, as well as domestic short-line railroads and used rail equipment. Typical transactions involve financing up to 80% of the fair market value of used equipment in the $3 million to $30 million range. Traditionally focused on the domestic marketplace, Transportation Finance established a London, England office in 1992, broadening its product line to include international aircraft loans.

     - Communications Finance. The Communications Finance group specializes in radio and television. Other markets include cable television, print and outdoor media services in the United States. The Company extends secured loans to communications businesses requiring funds for recapitalization, refinancing or acquisition. Loan sizes generally are from $3 million to $35 million.

     - Commercial Real Estate Finance. The Commercial Real Estate group provides cash-flow-based financing primarily for acquisitions and refinancings to experienced real estate developers and owner tenants of income-producing properties in the United States and the United Kingdom. The Company concentrates on secured financing opportunities, generally between $3 million and $30 million, involving senior mortgage term loans on owner-occupied commercial real estate. The Company's portfolio of real estate leveraged leases is also managed as part of the commercial real estate portfolio.

     -         Resort  Finance.    The   Resort  Finance  group  focuses  on
               successful, experienced resort developers, primarily of timeshare resorts, second home resort communities, golf resorts and resort hotels. Extending funds through a variety of lending options, the Resort Finance group provides loans and lines of credit ranging from $3 million to $30 million for construction, acquisitions, receivables financing and purchases and other uses. Through its subsidiary, GFC Portfolio Services, Inc. ("GPSI"), the Resort Finance group offers expanded convenience and service to its customers. Professional receivables collections and cash management gives developers the ability of having loan-related administrative functions performed for them by GFC.

     - Asset Based Finance. Acquired in early 1993, the Asset Based Finance group ("ABF") offers a full range of nationwide collateral-oriented lending programs to middle-market businesses including manufacturers, wholesalers and distributors. GFC's ABF group mainly provides revolving lines of credit ranging between $2 million and $25 million, often partnering with the Corporate Finance group to offer convenient "one-stop" financing to businesses.

     - Consumer Rediscount Group. The Consumer Rediscount Group ("CRG") offers $2 million to $25 million revolving credit lines to regional consumer finance companies, which in turn extend credit to consumers. GFC's customers provide credit to consumers to finance home improvements, automobile purchases, insurance premiums and for a variety of other financial needs.

     - Ambassador Factors. On February 14, 1994, GFC purchased Fleet Factors Corp, better known as Ambassador Factors Corporation ("Ambassador") from Fleet Financial Group, Inc. Ambassador provides accounts receivable factoring and asset-based lending principally to small and medium-sized textile and apparel manufacturers and importers. See Note N of Notes to Consolidated Financial Statements included in Annex A.

     - TriCon Capital Corporation. On March 4, 1994, GFC Financial announced the signing of a definitive purchase agreement under which GFC will acquire all the stock of TriCon Capital Corporation ("TriCon"), an indirect wholly-owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), in an all cash transaction. This transaction is subject to regulatory approvals and certain other conditions. TriCon is a $1.8 billion niche-oriented provider of commercial and equipment leasing services. TriCon's marketing orientation fits well with GFC's emphasis on value-added products and services in focused niches of the commercial finance business and further diversifies GFC's asset base. See Pending Acquisition of TriCon Capital Corporation under Optional Items in Part I and Note N of Notes to Consolidated Financial Statements included in Annex A.

     In conjunction with the liquidation of the GEFG portfolio, GEFG surrendered the banking license of its United Kingdom bank, Greyhound Bank PLC, and renamed the company Greyhound Guaranty Limited ("GGL"). GGL operates a finance group that was primarily involved in lending to individuals in the United Kingdom secured by second mortgages on residential real estate. The group ceased writing new consumer finance business in the first quarter of 1991 but continues to administer and collect loans previously made.

     The Company's operations are conducted primarily in the United States and Europe. For a description of its assets owned, interest earned from financing transactions, interest margins earned and income before income taxes for domestic and European operations, see Note L of Notes to Consolidated Financial Statements included in Annex A.

     Investment in Financing Transactions
     At  December 31,  1993,  1992,  1991,  1990  and  1989,  the  Company's
investment in financing transactions (before reserve for possible credit losses) was $2,846,571,000, $2,485,844,000, $2,281,872,000, $2,198,441,000
and $1,950,372,000, respectively, and consisted of the following:


                                     INVESTMENT IN FINANCING TRANSACTIONS
                                             BY TYPES OF FINANCING


                                                         December 31,
                ---------------------------------------------------------------------------------------------
                   1993       %       1992       %       1991       %       1990       %       1989       %
                ---------------------------------------------------------------------------------------------
                                                    (dollars in thousands)
 Domestic:
 Loans and
  other
  financing
  contracts:
   Commercial   $1,332,734   46.8  $1,025,365   41.2  $  838,822   36.8  $  906,084   41.2  $  767,926   39.4
   Real estate     900,628   31.6     831,989   33.5     677,979   29.7     499,408   22.7     462,290   23.7
 Operating
  and
  direct
  financing
  leases           205,168    7.2     176,212    7.1     185,917    8.2     158,641    7.2     191,733    9.8
 Leveraged
  leases           283,782   10.0     269,370   10.8     265,363   11.6     275,635   12.5     266,569   13.7
                ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
                 2,722,312   95.6   2,302,936   92.6   1,968,081   86.3   1,839,768   83.6   1,688,518   86.6
                ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
 Foreign:
 Loans and
  other
  financing
  contracts         65,129    2.3      61,537    2.5     128,871    5.6     140,249    6.4      73,106    3.8
 Consumer
  Finance           45,264    1.6      57,801    2.3      94,306    4.1     120,006    5.5      86,611    4.4
 Operating and
  direct
  financing
  leases            13,866    0.5      63,570    2.6      90,614    4.0      98,418    4.5     102,137    5.2
                ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
                   124,259    4.4     182,908    7.4     313,791   13.7     358,673   16.4     261,854   13.4
                ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
                $2,846,571  100.0  $2,485,844  100.0  $2,281,872  100.0  $2,198,441  100.0  $1,950,372  100.0
                ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====


                                     INVESTMENT IN FINANCING TRANSACTIONS
                                              BY LINE OF BUSINESS
                                               DECEMBER 31, 1993
                                            (Dollars in Thousands)
                                  Revenue Accruing                     Nonaccruing
                     ------------------------------------------  -----------------------
                                                        Repos-
                                                        sessed   90 Days   Repos-           Total
                      Original   Rewritten  Operating   Assets    Delin-   sessed          Carrying
                        Rate     Contracts    Leases      (4)     quent    Assets  Other    Amount      %
                     ------------------------------------------  -----------------------  -----------------
 Domestic:
  Corporate
   Finance (1)       $  221,711    $27,921   $          $        $ 2,277  $ 7,428   $386  $  259,723    9.1
  Transportation
   Finance (1) (2)      457,741               146,675                841                     605,257   21.2
  Communications
   Finance              487,890      7,989                8,949    8,264   25,030            538,122   18.9
  Commercial Real
   Estate
   Finance (1)          500,598      1,574               27,844    1,055   25,542            556,613   19.6
  Resort Finance        530,070      4,869        547    12,163            19,001    440     567,090   19.9
  Asset Based
   Finance              176,068                                                              176,068    6.2
  Consumer
   Rediscounting         19,439                                                               19,439    0.7
                     ----------    -------   --------   -------  -------  -------   ----  ----------  -----
                      2,393,517     42,353    147,222    48,956   12,437   77,001    826   2,722,312   95.6
                     ----------    -------   --------   -------  -------  -------   ----  ----------  -----
 Foreign:
  Corporate Finance       8,036        324                            70       23              8,453    0.3
  Transportation
   Finance               25,303      1,267                                                    26,570    1.0
  Commercial Real
   Estate Finance        38,491      2,839                         2,642                      43,972    1.5
  Consumer
   Finance (3)           35,656                                    9,608                      45,264    1.6
                     ----------    -------   --------   -------  -------  -------   ----  ----------  -----
                        107,486      4,430                        12,320       23            124,259    4.4
                     ----------    -------   --------   -------  -------  -------   ----  ----------  -----
                     $2,501,003    $46,783   $147,222   $48,956  $24,757  $77,024   $826  $2,846,571  100.0
                     ==========    =======   ========   =======  =======  =======   ====  ==========  =====

NOTES:
(1)  Reclassifications  (effective  January  1, 1993):  Approximately  $169  million of  accruing  assets were reclassified  from Corporate  Finance with  $163  million going  to Transportation  Finance because  they primarily represented aircraft financing and $6 million to Commercial Real Estate Finance.  Additionally,
     $6.5 million  of nonaccruing  assets ($5.1  million  classified as  repossessed assets  and $1.4  million classified as  90 days delinquent)  were reclassified from  Corporate Finance  to Commercial Real  Estate
     Finance.

(2)  Domestic Transportation  Finance includes $31.9 million  of new aircraft finance  business booked through
     the London office.   In addition, operating leases include certain aircraft and engines having a carrying amount of $53.0 million that were combined as one  transaction pursuant to a participation agreement with an engine and hushkitting company.

(3)  Consumer Finance accounts are considered delinquent after 180 days.

(4)  The  Company earned income totaling  $2.7 million on  repossessed accruing assets  during 1993, including
     $1.5 million in Commercial Real Estate  Finance, $0.6 million in Communications Finance and  $0.6 million in Resort Finance.



                                     INVESTMENT IN FINANCING TRANSACTIONS
                                             BY LINES OF BUSINESS
                                               DECEMBER 31, 1992
                                            (Dollars in Thousands)

                                  Revenue Accruing                     Nonaccruing
                      ----------------------------------------  ------------------------
                                                        Repos-
                                                        sessed  90 Days   Repos-             Total
                      Original   Rewritten  Operating   Assets   Delin-   sessed           Carrying
                        Rate     Contracts    Leases     (4)     quent    Assets   Other    Amount      %
                      ----------------------------------------  ------------------------  -----------------
 Domestic:
  Corporate
   Finance (1)       $  477,327    $16,081   $         $        $ 7,820  $11,808  $  530  $  513,566   20.7
  Transportation
   Finance (2)          228,626               100,336                                        328,962   13.2
  Communications
   Finance              382,914     32,548                        8,744   13,182             437,388   17.6
  Commercial Real
   Estate Finance       463,571     12,482              21,509    6,302   15,052             518,916   20.9
  Resort Finance        487,649      1,356        575                     13,889     635     504,104   20.2
                     ----------    -------   --------  -------  -------  -------  ------  ----------  -----
                      2,040,087     62,467    100,911   21,509   22,866   53,931   1,165   2,302,936   92.6
                     ----------    -------   --------  -------  -------  -------  ------  ----------  -----
 Foreign:
  Corporate Finance      15,375      1,729                        1,712       60              18,876    0.8
  Transportation
   Finance               42,651      2,318                        2,225                       47,194    1.9
  Commercial Real
   Estate Finance        55,144      1,792                        2,101                       59,037    2.4
  Consumer
   Finance (3)           41,439                                  16,362                       57,801    2.3
                     ----------    -------   --------  -------  -------  -------  ------  ----------  -----
                        154,609      5,839                       22,400       60             182,908    7.4
                     ----------    -------   --------  -------  -------  -------  ------  ----------  -----
                     $2,194,696    $68,306   $100,911  $21,509  $45,266  $53,991  $1,165  $2,485,844  100.0
                     ==========    =======   ========  =======  =======  =======  ======  ==========  =====

NOTES:
(1)  Includes $5.1  million of public  sector Latin American  loans that have  been written-down  to estimated
     market value.   During 1992, GFC  successfully liquidated 72%  of the face  value of public sector  Latin
     American  loans at  favorable market  prices, which  were  approximately $3.1  million in  excess of  the carrying amount.

(2)  Operating leases include certain aircraft  and aircraft engines having a carrying amount of $58.2 million that were combined as one transaction  pursuant to a participation agreement with an  engine retrofitting and hushkitting company.

(3)  Consumer Finance accounts are considered delinquent after 180 days.

(4)  The  Company earned  income of  $1.9 million  on repossessed  accruing assets  in Commercial  Real Estate
     Finance during 1992.


                                     INVESTMENT IN FINANCING TRANSACTIONS
                                             BY LINES OF BUSINESS
                                               DECEMBER 31, 1991
                                            (Dollars in Thousands)

                             Revenue Accruing                  Nonaccruing
                     --------------------------------  --------------------------
                                                        90 Days   Repos-              Total
                      Original   Rewritten  Operating   Delin-    sessed            Carrying
                        Terms    Contracts    Leases     quent    Assets    Other    Amount      %
                     --------------------------------  --------------------------  -----------------
 Domestic:
  Corporate Finance  $  429,053    $14,594    $         $ 7,386   $        $3,694  $  454,727   19.9
  Transportation
   Finance (1)          149,207                74,596                                 223,803    9.8
  Communications
   Finance              321,918     12,340               16,636                       350,894   15.4
  Commercial Real
   Estate Finance       431,097     15,734               10,504    20,002             477,337   20.9
  Resort Finance        429,505      1,511        608               7,317   1,056     439,997   19.3
                     ----------    -------    -------   -------   -------  ------  ----------  -----
                      1,760,780     44,179     75,204    34,526    27,319   4,750   1,946,758   85.3
                     ----------    -------    -------   -------   -------  ------  ----------  -----
 Foreign:
  Corporate Finance      51,461      1,955                5,064       221              58,701    2.6
  Transportation
   Finance               64,158      3,140                            605              67,903    3.0
  Commercial Real
   Estate Finance        85,924                           6,957                        92,881    4.1
  Consumer
   Finance (2)           62,452                          31,854                        94,306    4.1
                     ----------    -------    -------   -------   -------  ------  ----------  -----
                        263,995      5,095               43,875       826             313,791   13.8
                     ----------    -------    -------   -------   -------  ------  ----------  -----
 Latin America:
  Corporate
   Finance (3)           21,323                                                        21,323    0.9
                     ----------    -------    -------   -------   -------  ------  ----------  -----
                     $2,046,098    $49,274    $75,204   $78,401   $28,145  $4,750  $2,281,872  100.0
                     ==========    =======    =======   =======   =======  ======  ==========  =====

NOTES:
(1)  Operating leases  included  certain aircraft  and aircraft  engines  having a  carrying amount  of  $51.3 million, that were  combined as  one transaction  pursuant to a  participation agreement  with an  engine retrofitting and hushkitting company.

(2)  Consumer Finance accounts are considered delinquent after 180 days.

(3)  Included $15.5 million of Latin American loans written-down to market value.


                                     INVESTMENT IN FINANCING TRANSACTIONS
                                             BY LINES OF BUSINESS
                                               DECEMBER 31, 1990
                                            (Dollars in Thousands)

                             Revenue Accruing                 Nonaccruing
                     -------------------------------  ---------------------------
                                             Operat-   90 Days   Repos-               Total
                      Original   Rewritten     ing     Delin-    sessed             Carrying
                        Terms    Contracts   Leases     quent    Assets    Other     Amount      %
                     -------------------------------  ---------------------------  -----------------
 Domestic:
  Corporate Finance  $  478,343    $ 2,833   $   113   $ 4,345  $   968   $ 4,511  $  491,113   22.4
  Transportation
   Finance              158,438                9,550                                  167,988    7.6
  Communications
   Finance              253,519     11,464               6,222              3,866     275,071   12.5
  Commercial Real
   Estate Finance       408,201     13,713              14,312   11,942     6,605     454,773   20.7
  Resort Finance        374,058        215       640        94      378     1,247     376,632   17.2
                     ----------    -------   -------   -------  -------   -------  ----------  -----
                      1,672,559     28,225    10,303    24,973   13,288    16,229   1,765,577   80.4
                     ----------    -------   -------   -------  -------   -------  ----------  -----
 Foreign:
  Corporate Finance      79,895      3,192               1,233      462                84,782    3.8
  Transportation
   Finance               59,159      4,190                        2,149                65,498    3.0
  Commercial Real
   Estate Finance        81,478        338               6,571                         88,387    4.0
  Consumer
   Finance (1)           88,034                         31,972                        120,006    5.4
                     ----------    -------   -------   -------  -------   -------  ----------  -----
                        308,566      7,720              39,776    2,611               358,673   16.2
                     ----------    -------   -------   -------  -------   -------  ----------  -----
 Latin America:
  Corporate Finance       7,549                                            66,642      74,191    3.4
                     ----------    -------   -------   -------  -------   -------  ----------  -----
                     $1,988,674    $35,945   $10,303   $64,749  $15,899   $82,871  $2,198,441  100.0
                     ==========    =======   =======   =======  =======   =======  ==========  =====


NOTE:
(1)  Consumer Finance accounts are considered delinquent after 180 days.


                                     INVESTMENT IN FINANCING TRANSACTIONS
                                             BY LINES OF BUSINESS
                                               DECEMBER 31, 1989
                                            (Dollars in Thousands)


                            Revenue Accruing                 Nonaccruing
                     ------------------------------  --------------------------
                                            Operat-  90 Days   Repos-               Total
                      Original   Rewritten    ing     Delin-   sessed              Carrying
                        Terms    Contracts   Leases   quent    Assets     Other     Amount      %
                     ------------------------------  --------------------------   -----------------
 Domestic:
  Corporate Finance  $  495,366    $ 9,014  $   187  $21,170    $ 1,488  $ 1,623  $  528,848   27.1
  Transportation
   Finance              123,080                                                      123,080    6.3
  Communications
   Finance              164,406                                                      164,406    8.4
  Commercial Real
   Estate Finance       456,216               1,464   14,857     10,420              482,957   24.8
  Resort Finance        308,326                 673       94        380      296     309,769   15.9
                     ----------    -------  -------  -------    -------  -------  ----------  -----
                      1,547,394      9,014    2,324   36,121     12,288    1,919   1,609,060   82.5
                     ----------    -------  -------  -------    -------  -------  ----------  -----
 Foreign:
  Corporate Finance      65,335        227               104                          65,666    3.4
  Transportation
   Finance               35,150                        2,856                          38,006    2.0
  Commercial Real
   Estate Finance        64,423                        7,148                          71,571    3.6
  Consumer
   Finance (1)           77,488                        9,123                          86,611    4.4
                     ----------    -------  -------  -------    -------  -------  ----------  -----
                        242,396        227            19,231                         261,854   13.4
                     ----------    -------  -------  -------    -------  -------  ----------  -----
 Latin America:
  Corporate Finance       6,979                                      99   72,380      79,458    4.1
                     ----------    -------  -------  -------    -------  -------  ----------  -----
                     $1,796,769    $ 9,241  $ 2,324  $55,352    $12,387  $74,299  $1,950,372  100.0
                     ==========    =======  =======  =======    =======  =======  ==========  =====

NOTE:
(1)  Consumer Finance accounts are considered delinquent after 180 days.


     An  analysis  of  nonaccruing   contracts  and  repossessed  assets  at
December 31 of each year shown is as follows:

                              1993      1992      1991      1990      1989
                            ------------------------------------------------
                                         (dollars in thousands)
 Nonaccruing contracts:
  Domestic                  $ 13,263  $ 24,031  $ 39,276  $ 41,201  $ 38,040
  Foreign                     12,320    22,400    43,875    39,777    19,231
                            --------  --------  --------  --------  --------
                              25,583    46,431    83,151    80,978    57,271
                            --------  --------  --------  --------  --------
  Latin America:
   Brazil                                                   22,775    22,998
   Ecuador                                                  40,487    42,195
   Other                                                     3,380     7,187
                            --------  --------  --------  --------  --------
                                                            66,642    72,380
                            --------  --------  --------  --------  --------
 Total nonaccruing
  contracts                   25,583    46,431    83,151   147,620   129,651
                            --------  --------  --------  --------  --------

 Repossessed assets:
  Domestic                    77,001    53,931    27,319    13,288    12,288
  Foreign                         23        60       826     2,611
  Latin America                                                           99
                            --------  --------  --------  --------  --------
 Total repossessed assets     77,024    53,991    28,145    15,899    12,387
                            --------  --------  --------  --------  --------

 Total nonaccruing
  contracts
  and repossessed assets    $102,607  $100,422  $111,296  $163,519  $142,038
                            ========  ========  ========  ========  ========

 Nonaccruing contracts and
  repossessed assets
  as a percentage of
  investment in
  financing transactions        3.6%      4.0%      4.9%      7.4%      7.3%
                            ========  ========  ========  ========  ========

     In addition to the repossessed assets in the above table, GFC had repossessed assets, with a total carrying amount of $49.0 million and $21.5 million at December 31, 1993 and 1992, respectively, which earned income of $2.7 million and $1.9 million during 1993 and 1992, respectively.

     The following is an analysis of the reserve for possible credit losses for the years ended December 31:

                            1993      1992      1991      1990      1989
                          -----------------------------------------------
                                       (dollars in thousands)
 Balance, beginning of
  year:
  Domestic                $65,100   $72,387   $67,363   $62,158   $44,938
  Foreign                   4,191    15,213     9,735    10,478    32,668
                          -------   -------   -------   -------   -------
                           69,291    87,600    77,098    72,636    77,606
                          -------   -------   -------   -------   -------
 Provision for possible
  credit losses
  (Note 1):
  Domestic                  5,206       144    57,210    10,094    25,252
  Foreign                     500     6,596    20,477       435   (17,301)
                          -------   -------   -------   -------   -------
                            5,706     6,740    77,687    10,529     7,951
                          -------   -------   -------   -------   -------
 Write-offs (Note 1):
  Domestic                 (7,548)   (7,823)  (52,753)   (6,114)   (8,764)
  Foreign                  (5,027)  (15,838)  (15,593)   (1,748)  (20,675)
                          -------   -------   -------   -------   -------
                          (12,575)  (23,661)  (68,346)   (7,862)  (29,439)
                          -------   -------   -------   -------   -------
 Recoveries:
  Domestic                    221       392       567     1,225       732
  Foreign (Note 2)            496       357        96        22    16,014
                          -------   -------   -------   -------   -------
                              717       749       663     1,247    16,746
                          -------   -------   -------   -------   -------
 Other:
  Domestic                  1,286
  Foreign                    (145)   (2,137)      498       548      (228)
                          -------   -------   -------   -------   -------
                            1,141    (2,137)      498       548      (228)
                          -------   -------   -------   -------   -------
 Balance, end of year:
  Domestic                 64,265    65,100    72,387    67,363    62,158
  Foreign                      15     4,191    15,213     9,735    10,478
                          -------   -------   -------   -------   -------
                          $64,280   $69,291   $87,600   $77,098   $72,636
                          =======   =======   =======   =======   =======

NOTES:
(1) In 1991, the Company recorded a special provision for possible credit losses of $65 million and recorded a $47.8 million write-down of Latin American assets (included in the domestic portfolio) and recorded write-offs of $15 million in the foreign operations (GEFG) portfolio.

(2) In 1989, the foreign operations (GEFG) made recoveries of $16.0 million related to its shipping (maritime) portfolio.

     The Company does not allocate a dollar amount of its reserve for possible credit losses to specific categories of loans and financing contracts. It does, however, allocate reserves between domestic and foreign portfolios.

               Write-offs by major loan and collateral types, experienced by the Company during the years ended December 31, are as follows:


                                 WRITE-OFFS BY MAJOR LOAN AND COLLATERAL TYPES
                                            (Dollars in Thousands)
                                       DOMESTIC                                 FOREIGN (Note 1)
                     -------------------------------------------  -------------------------------------------
                       1993     1992     1991     1990     1989     1993     1992     1991     1990     1989
                     -------------------------------------------  -------------------------------------------
 Consumer finance     $        $        $        $        $        $4,071  $10,176  $13,687   $1,563  $
 Commercial real
  estate               2,319    4,417    2,204    1,976    2,027      763    4,487      690      129    1,176
 Manufacturing and
  processing
  equipment            2,162    1,000             1,325      614       80      908      604       10
 Commercial
  vehicles             1,579                67      318                                           46
 Communications
  finance              1,488    1,500    1,200
 Maritime                         906                                                                  18,937
 Latin America
  (Note 1)                              47,759      419    3,310
 Other                                   1,523    2,076    2,813      113      267      612               562
                      ------   ------  -------   ------   ------   ------  -------  -------   ------  -------
                      $7,548   $7,823  $52,753   $6,114   $8,764   $5,027  $15,838  $15,593   $1,748  $20,675
                      ======   ======  =======   ======   ======   ======  =======  =======   ======  =======
 Write-offs as a
  percentage of
  ending
  investments in
  financing
  transactions         0.28%    0.34%    2.68%    0.33%    0.52%    4.05%    8.66%    4.97%    0.49%    7.90%
                      ======   ======  =======   ======   ======   ======  =======  =======   ======  =======


                                        TOTAL
                     -------------------------------------------
                       1993     1992     1991     1990     1989
                     -------------------------------------------

 Consumer finance    $ 4,071  $10,176  $13,687   $1,563  $
 Commercial real
  estate               3,082    8,904    2,894    2,105    3,203
 Manufacturing and
  processing
  equipment            2,242    1,908      604    1,335      614
 Commercial
  vehicles             1,579                67      364
 Communications
  finance              1,488    1,500    1,200
 Maritime                         906                     18,937
 Latin America
  (Note 1)                              47,759      419    3,310
 Other                   113      267    2,135    2,076    3,375
                     -------  -------  -------   ------  -------
                     $12,575  $23,661  $68,346   $7,862  $29,439
                     =======  =======  =======   ======  =======
 Write-offs as a
  percentage of
  ending
  investments in
  financing
  transactions         0.44%    0.95%    3.00%    0.36%    1.51%
                     =======  =======  =======   ======  =======


NOTE:
(1)             In  the fourth quarter of 1991, the  Company recorded a special  provision for possible credit losses of $65.0 million and recorded write-offs of $15.0 million  related to nonearning assets in the GEFG (foreign) portfolio and a $47.8 million write-down to reduce Latin American assets to current market value.


     A further breakdown of the portfolio by collateral type can be found in Note C of Notes to Consolidated Financial Statements in Annex A.

     Cost and Utilization of Borrowed Funds
     The Company relies on borrowed funds as well as internal cash flow to finance its operations. The Company follows a policy of relating provisions under its loans and leases to the terms on which it obtains funds so that, to the extent feasible, floating-rate assets are funded with floating-rate borrowings and fixed-rate assets are funded with fixed-rate borrowings.

     The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for the Company for each of the periods listed:

                                              Year Ended December 31,
                                         ---------------------------------
                                          1993   1992   1991   1990   1989
                                         ---------------------------------
 Domestic:
  Short-term debt and variable
   rate long-term debt (1)                4.6%   5.0%   6.9%   8.8%   9.9%
  Fixed-rate long-term debt (1)          11.4%  10.6%  10.9%  11.4%  12.3%
  Aggregate borrowed funds (1)            6.4%   7.2%   8.8%  10.1%  11.2%
  Rate earned on accruing
   assets (2) (3)                        10.1%  10.7%  12.2%  12.7%  13.6%
  Spread percentage (4)                   4.8%   4.4%   4.6%   4.2%   3.9%

 Foreign:
  Short-term debt and variable
   rate long-term debt                    5.6%   9.3%  12.3%  15.5%  13.0%
  Customer deposits                       6.2%  10.2%  14.2%  15.4%  14.4%
  Rate earned on accruing assets (3)     15.1%  17.6%  16.7%  20.1%  16.0%
  Spread percentage (4)                  10.4%   9.8%   6.2%   8.2%   6.6%
_____________________

NOTES:
(1)  Includes the effect of interest rate conversion agreements.
(2) Accruing assets are net of deferred taxes applicable to leveraged leases.
(3)  Earnings include gains on sale of assets.
(4) Spread percentages represent interest margins earned as a percentage of earning assets, net of deferred taxes applicable to leveraged leases.

                      _____________________________________

     The effective costs presented above include costs of commitment fees and related borrowing costs and do not purport to predict the costs of funds in the future.

     For further information on the Company's cost of funds, refer to Note D of the Notes to Consolidated Financial Statements included in Annex A.

     Following are the ratios of income to combined fixed charges and preferred stock dividends ("ratio") for each of the past five years:

                                Year Ended December 31,
                           ---------------------------------
                            1993   1992   1991   1990   1989
                           ---------------------------------
                            1.47   1.35  ----    1.24   1.23
                           =====  =====  =====  =====  =====

     Variations in interest rates generally do not have a substantial impact on the ratio because fixed-rate and floating-rate assets are generally matched with liabilities of similar rate and term.

     Income available for fixed charges, for purposes of the computation of the ratio of income to combined fixed charges and preferred stock dividends, consists of the sum of income before income taxes (adjusted for the effect of reduced tax rates on income from leveraged leases) and fixed charges. Combined fixed charges include interest and related debt expense and a portion of rental expense determined to be representative of interest and preferred stock dividends grossed up to a pre-tax basis.

     For the year ended December 31, 1991, earnings were inadequate to cover combined fixed charges by $35.3 million. The decline in the ratio in 1991 was due to restructuring and other charges and transaction costs recorded in the fourth quarter of 1991. Those charges and costs were recorded in connection with the spin-off of the Company from Dial.

     Credit Ratings
     GFC currently has investment-grade credit ratings from the following rating agencies.
                                  Commercial     Senior    Subordinated
                                     Paper        Debt         Debt
                                  -------------------------------------
 Duff & Phelps                        D1-          A-          BBB+
 Fitch Investors Services, Inc.       F1            A           A-
 Moody's Investors Service            P2          Baa2          Ba1
 Standard & Poor's Corp.              A2           BBB         BBB-

     There can be no assurance that GFC's ratings will be maintained. None of the Company's other subsidiaries have received credit ratings.

     Duff & Phelps Credit Rating Company ("Duff & Phelps") has placed GFC's senior and senior subordinated debt ratings on Rating Watch with negative implications. Duff & Phelps indicated that its action follows GFC
Financial's announcement on March 4, 1994 indicating that it has signed a definitive purchase agreement to acquire TriCon from Bell Atlantic Corporation.

     Fitch Investors Services, Inc. ("Fitch") announced that it has placed GFC's senior debt, subordinated debt and commercial paper ratings on Fitch Alert with negative implications. This action also follows GFC Financial's announcement of the proposed acquisition of TriCon.

     Both Duff & Phelps and Fitch indicated that their actions resulted from their need to observe GFC management's ability to successfully integrate the new businesses and maintain appropriate controls in light of the significant increase in the size of GFC.

     Moody's Investors Services and Standard & Poor's Corp. affirmed GFC's current ratings.

     Interest and Other Core Income
     The Company has pursued a strategy of focusing on lending activities producing a predictable stream of revenues, as opposed to the less predictable gains on asset sales associated with leasing activities. For the year ended December 31, 1993, core income (i.e., net income before a $4.9 million adjustment to deferred income taxes made in 1993, restructuring and other charges recorded in 1991 and gains on sale of assets (after-tax) realized in each of the years) was $38.0 million, $34.6 million and $24.8 million for the years 1993, 1992 and 1991, respectively. Core income represented 92% of net income (before the adjustment to deferred income taxes) in 1993, up from 50% in 1987.

     Residual Realization Experience
     In each of the last 38 years, the Company has realized, in the aggregate, proceeds from the sale of assets upon lease terminations (other than foreclosures) in excess of carrying amounts; however, there can be no assurance that such results will be realized in future years. Sales proceeds upon lease terminations in excess of carrying amounts are reported as income when the assets are sold.

     Income from leasing activities is significantly affected by gains from asset sales upon lease termination and, hence, can be less predictable than income from non-leasing activities. During the five years ended December 31, 1993, the proceeds to the Company from sales of assets upon early termination of leases and at the expiration of leases have exceeded the respective carrying amounts and estimated residual values as follows:

                                            Terminations at End of Lease
          Early Terminations                        Term (Note 3)
          (Notes 1, 2 and 4)               ------------------------------
 ------------------------------------

                             Proceeds                           Proceeds
                   Carrying   as a %                 Estimated  as a % of
                    Amount      of                   Residual   Estimated
           Sales      of     Carrying       Sales    Value of   Residual
  Year   Proceeds   Assets    Amount       Proceeds   Assets      Value
 ------------------------------------      ------------------------------
        (dollars in thousands)                 (dollars in thousands)
  1993   $  ---    $  ---       ---        $    486  $     248    196%
  1992     20,493    17,527    117%           2,164      1,768    122%
  1991     25,027    21,904    114%          10,114      6,553    154%

  1990     10,854     7,127    152%          20,210     11,719    172%
  1989     30,894    16,616    186%          14,559     11,305    129%


NOTES:
(1) Excludes foreclosures for credit reasons which are immaterial to the above amounts.
(2)  Excludes proceeds of $3,201,000 in 1993 on assets held for sale.
(3)  Excludes proceeds of $2,000,000 in 1993 received on guarantees.
(4)  Excludes proceeds of $460,000 in 1990 from the disposal of warrants.

                    __________________________________

     The estimated residual value of leased assets in the accounts of the Company at December 31, 1993 aggregated 39.0% of the original cost of such assets (21.9% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the weighted average remaining term of financing contracts at December 31, 1993 for financing contracts excluding leveraged leases were 7.3 and 3.7 years, respectively, and for leveraged leases were approximately 20 and 12 years, respectively. The comparable average initial term and remaining term at December 31, 1992 for financing contracts excluding leveraged leases were
7.7 and 3.7 years, respectively, and for leveraged leases were approximately 20 and 13 years, respectively. The Company utilizes either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease.

     For a discussion of accounting for lease transactions, refer to Notes A and B of Notes to Consolidated Financial Statements included in Annex A.

     Business Development and Competition
     The Company develops business  primarily through direct solicitation by
its own sales force.   Customers are also introduced  by independent brokers
and referred by other financial institutions.

     At December 31, 1993, the Company had 912 financing contracts with 604 customers (excluding 2,886 contracts with consumer finance customers), compared to 874 financing contracts with 570 customers (excluding 3,481 contracts with consumer finance customers) at December 31, 1992.

     The Company is engaged in an extremely competitive activity. It competes with banks, insurance companies, leasing companies, the credit units of equipment manufacturers and other finance companies. Some of these competitors have substantially greater financial resources and are able to borrow at costs below those of the Company. The Company's principal means of competition is through a combination of service and the interest rate charged for money. The interest rate is a function of borrowing costs, operating costs and other factors. While many of the Company's larger competitors are able to offer lower interest rates based upon their lower borrowing costs, the Company seeks to maintain the competitiveness of the interest rates it offers by emphasizing strict control of its operating costs.

     Credit Quality
     As a result of the use of clearly defined underwriting standards, portfolio management techniques, monitoring of covenant breaches and active collections and workout departments, the Company believes it maintains a high-quality customer base.

     Risk Management
     The Company generally conducts investigations of its prospective customers through a review of historical financial statements, published credit reports, credit references, discussions with management, analysis of location feasibility, personal visits and property inspections. In many cases, depending upon the results of its credit investigations and the nature and type of property involved, the Company obtains additional collateral or guarantees from others.

     As part of its underwriting process, the Company gives close attention to the management, industry, financial position and level of collateral of any proposed borrower. The purpose, term, amortization and amount of any proposed transaction must be clearly defined and within established corporate policy. In addition, underwriters attempt to avoid undue concentrations in any one credit, industry or regional location.

     - Management. The Company considers the reputation, experience and depth of management; quality of product or service;
               adaptability to changing markets and demand; and prior banking, finance and trade relationships.

     - Industry. The Company evaluates critical aspects of each industry to which it lends, including the seasonality and cyclicality of the industry; governmental regulation; the effects of taxes; the economic value of goods or services provided; and potential environmental liability.

     - Financial. The Company's review of a prospective borrower includes a comparison of certain financial ratios among periods and among other industry participants. Items considered include net worth; composition of assets and liabilities; debt coverage and servicing requirements; liquidity; sales growth and earning power; and cash flow needs and generation.

     - Collateral. The Company regards collateral as an important factor in a credit evaluation and has established maximum loan to value ratios, normally ranging from 60% - 95%, for each of its lines of business. However, collateral is only one of the many factors considered.

     The underwriting process includes, in addition to the analysis of the factors set forth above, the design and implementation of transaction structures and strategies to mitigate identified risks; a review of transaction pricing relative to product-specific return requirements and acknowledged risk elements; a multi-step, interdepartmental review and approval process, with varying levels of authority based on the size of the transaction; and periodic, interdepartmental reviews and revision of underwriting guidelines.

     The Company also monitors loan portfolio concentrations in the areas of aggregate exposure to a single borrower and related entities, within a given geographical area and with respect to an industry and/or product type within an industry. The Company has established concentration guidelines for each line of business it conducts for the various product types it may entertain within that line of business. Geographical concentrations are reviewed periodically and evaluated based on historical loan experience and prevailing market and economic conditions.

     The Company's financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer's expense. Contract payment rates are based on several factors, including the cost of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In leasing transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the status of the economy, the financial condition of the lessee, interest rates and technological developments.

     Portfolio Management
     In addition to the review at the time of original underwriting, the Company attempts to preserve and enhance the earnings quality of its portfolio through proactive management of its financing relationships with its clients and its underlying collateral. This process includes the periodic appraisal or verification of the collateral to determine loan exposure and residual values; sales of residual and warrant positions to generate supplemental income; and review and management of covenant compliance. The Portfolio Management department regularly reviews financial statements to assess customer cash flow performance and trends; periodically confirms operations of the customer; conducts periodic reappraisals of the underlying collateral; seeks to identify issues concerning the vulnerability of debt service capabilities of the customer; disseminates such information to relevant members of the Company's staff; resolves outstanding issues with the borrower; and prepares quarterly summaries of the aggregate portfolio quality for management review. To facilitate the monitoring of a client's account, each client is assigned to a customer service representative who is responsible for all follow-up with that client.

     Delinquencies and Workouts
     The Company monitors timely payment of all accounts. Generally, when an invoice is 10 days past due, the customer is contacted, and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If payment is not received after this contact, all guarantors of the account are contacted within the next 20 days. If an invoice becomes 31 days past due, it is reported as delinquent. A notice of default is sent prior to an invoice becoming 45 days past due and, between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel is generally retained to help protect the Company's rights and to pursue its remedies.

     When accounts become more than 90 days past due (or in the case of consumer finance accounts, 180 days past due), income recognition is suspended, and the Company vigorously pursues its legal remedies. Foreclosed or repossessed assets are considered to be nonperforming, and are reported as such unless such assets generate sufficient cash to result in a reasonable rate of return. Such accounts are continually reviewed, and write-downs are taken as deemed necessary. While pursuing collateral and obligors, the Company generally continues to negotiate the restructuring or other settlement of the debt, as appropriate.

     Management believes that collateral values significantly reduce loss exposure and that the reserve for possible credit losses is adequate. For additional information regarding the reserve for possible credit losses, see Note C of Notes to Consolidated Financial Statements included in Annex A.

     Governmental Regulation
     The Company's domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act.
Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. The Company's international activities are also subject to a variety of laws and regulations promulgated by the governments and various agencies of the countries in which the business is conducted.

EMPLOYEES

     At December 31, 1993, the Company and its subsidiaries had 261 employees, consisting of 230 and 31 employees in GFC and GEFG, respectively. None of such employees were covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

ITEM 2.        PROPERTIES

     The principal executive offices of the Company are located in premises leased from Dial in Phoenix, Arizona.

     The Company operates five additional offices in the United States and one office in Europe. All such properties are leased.

     Alternative office space could be obtained without difficulty in the event leases are not renewed.

ITEM 3.        LEGAL PROCEEDINGS.

     The Company and certain of its subsidiaries are parties either as plaintiffs or defendants to various actions, proceedings and pending claims, including legal actions, which involve claims for compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company or its subsidiaries may be held liable with respect to matters where the Company is defendant is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

     Through a Report on Form 8-K, dated January 5, 1993, the Company reported litigation titled Cabana Limited Partnership, a South Carolina Partnership v. Greyhound Real Estate Finance Company, et al., and related litigation (collectively, the "Litigation"). On January 31, 1994, the court in the above-named case granted summary judgment in favor of the Company and the other defendants on all counts. On motion of defendants, the court dismissed the plaintiffs' claims without prejudice. The parties subsequently entered into a global settlement agreement whereby all rights to  appeal  and  to  pursue  the related  litigation  have  been  waived  by
Plaintiffs. The terms of the settlement agreement are confidential but involve the payment by the defendants to plaintiffs' counsel of a relatively nominal amount, to secure finality, which the Company believes will cover a portion of plaintiffs' counsels' litigation costs and expenses. The summary judgment in the Company's and related defendants' favor remains unchanged.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

OPTIONAL ITEMS.

1.   PENDING ACQUISITION OF TRICON CAPITAL CORPORATION.

     The acquisition of TriCon, combined with the acquisition of Ambassador, would increase GFC's total assets on a pro forma basis to $5 billion with pro forma 1993 income from continuing operations on a combined basis of approximately $72 million before the $4.9 million adjustment to deferred taxes applicable to leveraged leases.

     This acquisition of TriCon is expected to give the Company significant critical mass and important economies of scale. Management believes it puts the Company among the largest independent commercial finance companies in the United States and allows it to compete over a greater range of services. TriCon's marketing orientation fits well with GFC's emphasis on value-added products and services in focused niches of the commercial finance business and further diversifies GFC's asset base. Following is a brief description of TriCon and the various business activities in which it engages.

GENERAL

     TriCon is a niche oriented provider of commercial finance and equipment leasing services to a highly segmented group of borrowers and lessees throughout the United States. TriCon conducts its operations through seven specialized business groups which provide financial products and services to three specific market sectors of the finance and leasing industry.

     End-User Sector

               The customers  in the  end-user sector use  the assets  which
     TriCon   finances  or  leases  for   the  ongoing  operation  of  their
     businesses. The equipment which TriCon leases to its customers is typically purchased from an equipment manufacturer, vendor or dealer selected by the customer. The three specialized business groups associated with this market sector and the services provided by TriCon to customers of each business group include:

     -         Medical Finance Group.   Equipment and real  estate financing
               and asset management services targeting the top 2,400 health care providers in the United States.

     - Commercial Equipment Finance Group. Direct finance leasing of, and lending for, general business equipment to quality commercial business enterprises which lack ready access to public finance markets.

     -         Government Finance Group.   Primarily tax-exempt financing to
               state and local governments.

     Program Finance Sector

               TriCon's business groups in the Program Finance Sector provide financing programs to help manufacturers, distributors, vendors and franchisors facilitate the sale of their products or services. The three specialized business groups associated with this market sector and the services provided by TriCon to customers of each business group include:

     - Vendor Service Group. Point-of-sale financing programs and support services for regional and national manufacturers, distributors and vendors of equipment classified as "small ticket" in transaction size (generally transactions with an equipment cost of less than $250,000). The equipment which TriCon leases to the ultimate end-user is typically sold to TriCon by the vendor participating in the financing program.

     -         Franchise  Finance  Group.     Equipment  and total  facility
               financing programs for the franchise-based food service industry. The equipment which TriCon leases to the ultimate end-user is typically purchased by TriCon from the equipment manufacturer, vendor or dealer selected by the end-user.

     - Commercial Credit Services Group. Accounts receivable and inventory lending for manufacturers and major distributors, manufacturer-sponsored inventory financing for office equipment dealers, and telecommunications receivables financing for the regional providers of long distance operator services.

     Capital Services Sector

               The Capital Services Sector has one business group which focuses on the management and origination of highly structured financing of "large ticket" commercial equipment (generally transactions involving the sale or lease of equipment with a cost in excess of $15 million) primarily leveraged leases for major corporations. The equipment which TriCon leases to its customers is typically purchased from an equipment manufacturer, vendor or dealer selected by the customer.

     The commercial finance and equipment leasing industry is highly competitive. While price is an important consideration, many customers value a high level of service which is the primary basis on which TriCon competes. Although TriCon has only a small share of the total commercial leasing market, the "Asset Finance and Leasing Digest" ranked TriCon Leasing Corporation as one of the top 50 leasing companies in the world for 1992 based on volume and total assets.

Portfolio Composition

     The total assets under the management of TriCon consist of the TriCon portfolio of owned lease and loan assets (the "Portfolio Assets") plus certain assets that are owned by others but managed by TriCon and are not reflected on TriCon's balance sheet. At December 31, 1993, the Portfolio Assets were approximately $1.8 billion. At that date, the assets of others managed by TriCon were approximately $1.3 billion, consisting of approximately $344 million of securitized assets (the "Securitizations") and approximately $976 million of net lease receivables relating to the leveraged lease and project finance portfolio of Bell Atlantic.

     TriCon's  primary  financing  products  are finance  leases,  operating leases, collateralized loans and inventory and receivable financing. The Portfolio Assets are diversified across types of financed equipment with the largest equipment concentrations being data processing equipment, health care equipment, communications equipment, furniture and fixtures, office machines and diversified commercial use equipment. The Portfolio Assets also include real estate-related assets, consisting primarily of real estate held as collateral in conjunction with its health care and franchise-based food service equipment financings and, to a lesser extent, a portfolio of general commercial real estate mortgages currently being managed for liquidation. TriCon's investment exposure to both the aircraft-related and energy-related sectors is less than 1% of the Portfolio Assets.

     TriCon's current customer base includes approximately 70,000 customer accounts; its largest exposure to any single customer is approximately $33 million or approximately 2% of the Portfolio Assets and Securitizations. Approximately 80% of the Portfolio Assets and Securitizations are located in 20 states with the five largest concentrations being California (15.8%), Texas (10.5%), New Jersey (5.7%), Florida (5.5%) and Pennsylvania (5.3%).

2.   TRICON CAPITAL CORPORATION AUDITED FINANCIAL STATEMENTS.

     The following financial statements contain references to a proposed public offering of stock of TriCon and certain restructuring of the business. The acquisition by GFC supersedes that public offering and the purchase agreement makes certain changes to the proposed restructuring.

                        INDEX TO FINANCIAL STATEMENTS

                                                                        Page

TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS
Report of Independent Accountants                                         22
Consolidated Balance Sheets as of December 31, 1993 and 1992              23
Consolidated Statements of Income for the Years Ended
 December 31, 1993, 1992 and 1991                                         24
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1993, 1992 and 1991                                         25
Notes to Consolidated Financial Statements                                26

Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges            39

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of Bell Atlantic TriCon Leasing Corporation:

     We have audited the consolidated balance sheets of TriCon Capital Corporation--Predecessor Business (see Note 1 to the Consolidated Financial Statements) at December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriCon Capital Corporation--Predecessor Business at December 31, 1993 and 1992, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Notes 2 and 9 to the Consolidated Financial Statements, in 1993 the Company adopted the method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 and the method of accounting for postemployment benefits prescribed by Statement of Financial Accounting Standards No. 112, and in 1991 adopted the method of accounting for postretirement benefits other than pensions prescribed by Statement of Financial Accounting Standards No. 106.

                                                    COOPERS & LYBRAND

New York, New York
February 7, 1994

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                           DECEMBER 31,

                                                   -------------------------
                                                       1993           1992
                                                   -----------    ----------

ASSETS
Cash  . . . . . . . . . . . . . . . . . . . . .    $     4,483    $    4,503
Notes receivable and finance leases:
Investment in notes receivable  . . . . . . . .        912,964       833,487
Investment in finance leases  . . . . . . . . .        647,055       639,592

                                                   -----------    ----------
     Total notes receivable and finance leases       1,560,019     1,473,079

Less:
Allowance for credit losses . . . . . . . . . .         43,191        48,279

                                                   -----------    ----------
Net investment in notes receivable
 and finance leases . . . . . . . . . . . . . .      1,516,828     1,424,800
Investment in operating leases,
 net of accumulated depreciation  . . . . . . .        240,057       230,721
Other assets  . . . . . . . . . . . . . . . . .         27,091        32,222

                                                   -----------    ----------
     Total Assets . . . . . . . . . . . . . . .    $ 1,788,459    $1,692,246
                                                   ===========    ==========

LIABILITIES AND EQUITY
Liabilities:
Notes payable . . . . . . . . . . . . . . . . .    $   709,508    $  919,642
Accounts payable and accrued expenses . . . . .         75,302        71,951
Due to affiliates . . . . . . . . . . . . . . .        611,194       349,842
Deferred income taxes . . . . . . . . . . . . .         81,100        93,908
                                                   -----------    ----------
Total Liabilities . . . . . . . . . . . . . . .      1,477,104     1,435,343
                                                   -----------    ----------
Total Equity  . . . . . . . . . . . . . . . . .        311,355       256,903
                                                   -----------    ----------
     Total Liabilities and Equity . . . . . . .    $ 1,788,459    $1,692,246
                                                   ===========    ==========

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                            1993         1992         1991
                                          --------     --------     --------

REVENUE
Interest income . . . . . . . . . . . .   $ 80,477     $ 77,170     $ 90,788
Finance lease revenue . . . . . . . . .     65,835       77,009       94,503
Operating lease revenue . . . . . . . .     63,806       46,337       34,679
Other . . . . . . . . . . . . . . . . .     35,182       41,751       33,879
                                          --------     --------     --------
     Total Revenue  . . . . . . . . . .    245,300      242,267      253,849
                                          --------     --------     --------
EXPENSES
Interest  . . . . . . . . . . . . . . .     80,211       90,298      115,190
Selling, general and administrative . .     48,128       49,638       46,533
Provision for credit losses . . . . . .     21,634       28,057       29,876
Depreciation  . . . . . . . . . . . . .     41,582       31,496       23,881
                                          --------     --------     --------
     Total Expenses . . . . . . . . . .    191,555      199,489      215,480
                                          --------     --------     --------
Income before provision for income
 taxes and cumulative effect of
 changes in accounting principles . . .     53,745       42,778       38,369
Provision for income taxes  . . . . . .     22,164       15,414       15,014
                                          --------     --------     --------
Income before cumulative effect of
 changes in accounting  principles  . .     31,581       27,364       23,355
Cumulative effect of changes in
 accounting principles  . . . . . . . .      5,530          --       (1,471)
                                          --------     --------     --------
     NET INCOME . . . . . . . . . . . .   $ 37,111     $ 27,364     $ 21,884
                                          ========     ========     ========


Pro forma earnings per share before
 cumulative effect of  changes
 in accounting principles
 (unaudited). . . . . . . . . . . . . .   $   2.20


  The accompanying notes are an integral part of these Consolidated Financial Statements.

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                         FOR THE YEARS ENDED DECEMBER 31,
                                   -----------------------------------------
                                       1993           1992           1991
                                   -----------    -----------    -----------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income  . . . . . . . . .   $    37,111    $    27,364    $    21,884
  Adjustments to reconcile
   net income to net cash
   provided by operating
   activities:
   Depreciation and amortization       43,538         33,436         25,329
   Provision for credit losses         21,634         28,057         29,876
   Amortization of initial
    direct costs  . . . . . . .         8,946         10,417         12,081
   Foreign currency
    transaction gain  . . . .             --             --          (2,857)
   Valuation adjustment . . .             --          (6,000)           --
   Cumulative effect of changes
    in accounting principles  .        (5,530)            --          1,471
   Gain on sale of equipment
    and real estate held
    under operating leases  . .        (2,548)           (72)           (29)
   Gain on transfer of
    receivables . . . . . . . .       (11,290)       (13,065)       (11,745)
   Deferred income taxes  . . .        (6,893)           593            (41)
  Changes in certain assets
   and liabilities:
   (Increase) decrease in
     other assets . . . . . . .          (628)         2,491         28,404
   Increase (decrease) in
    accounts payable and
    accrued expenses  . . . . .         7,461         (8,320)        (4,171)
                                  -----------    -----------    -----------
Net cash provided by
 operating activities . . . . .        91,801         74,901        100,202
                                  -----------    -----------    -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
   Additions to notes
    receivable and
    finance leases  . . . . . .    (1,844,466)    (1,355,261)    (1,198,591)
   Principal payments
    received on notes
    receivable and
    finance leases  . . . . . .     1,553,092      1,053,913        969,786
   Additions to equipment
    and real estate held
    under operating leases  . .       (60,270)       (57,686)       (63,420)
   Proceeds from sale of
    equipment and real estate
    under operating leases  . .         8,236          4,166            461
   Proceeds from transfer
    of receivables  . . . . . .       183,242        275,049        291,053
                                  -----------    -----------    -----------
Net cash used in investing
 activities . . . . . . . . . .      (160,166)       (79,819)          (711)
                                  -----------    -----------    -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
   Proceeds from borrowings . .       128,529        204,223        283,067
   Principal repayments
    of borrowings . . . . . . .      (338,663)      (254,155)      (458,595)
   Increase in amounts due
    to affiliates . . . . . . .       261,352         32,703         73,579
   Capital contributions  . . .        21,438         40,416          6,073
   Capital distributions  . . .        (3,932)       (17,932)        (3,677)
   Other  . . . . . . . . . . .          (395)            --            (42)
                                  -----------    -----------    -----------
Net cash provided by (used in)
 financing activities . . . . .        68,329          5,255        (99,595)
                                  -----------    -----------    -----------
EFFECTS OF EXCHANGE RATE
 CHANGES ON CASH  . . . . . . .            16            (31)          (164)
                                  -----------    -----------    -----------
(DECREASE) INCREASE IN CASH . .           (20)           306           (268)

CASH, BEGINNING OF YEAR . . . .         4,503          4,197          4,465
                                  -----------    -----------    -----------
CASH, END OF YEAR . . . . . . .   $     4,483    $     4,503    $     4,197
                                  ===========    ===========    ===========

  The accompanying notes are an integral part of these Consolidated Financial Statements.

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND:

     TriCon Capital Corporation, a wholly-owned subsidiary of Bell Atlantic Investments, Inc. and, ultimately, Bell Atlantic Corporation ("Bell Atlantic"), was incorporated on December 3, 1993 and will be the successor entity to certain businesses of Bell Atlantic TriCon Leasing Corporation ("Old TriCon") which is wholly owned by Bell Atlantic Capital Corporation.

     Prior to a planned restructuring (the "Restructuring") in contemplation of a public offering of the Company's common stock, the Company will be capitalized with amounts sufficient to acquire from Old TriCon certain assets which comprise the Predecessor Business (described below).

     Pursuant to the Restructuring, the Company will acquire substantially all of the assets and assume certain liabilities of Old TriCon, other than its leveraged lease portfolio, project finance portfolio and certain other assets to be retained by Old TriCon (the "Transferred Assets" and "Excluded Assets," respectively). The purchase price will be equivalent to the net book value of the Transferred Assets, subject to certain adjustments, and will be paid in part by the issuance of notes payable to Old TriCon.

     Pursuant to the Restructuring, the Company will also, among other things, assume the rights and obligations of Old TriCon under its securitization agreements and enter into a five-year agreement to manage, for a fee, the leveraged lease and project finance portfolios retained by Old TriCon.

BASIS OF PRESENTATION:

     The consolidated financial statements reflect the financial position, results of operations and cash flows of TriCon Capital Corporation--Predecessor Business, which consists of the assets and liabilities to be acquired or assumed by the Company in the contemplated Restructuring described above. Use of "the Company" in these financial statements refers to the Predecessor Business, unless the context indicates reference to TriCon Capital Corporation. The consolidated financial statements include the accounts of a Canadian division and all wholly owned subsidiaries which are included in the Predecessor Business. All significant intercompany balances are eliminated.

     The consolidated financial statements include allocations of certain liabilities and expenses relating to the Predecessor Business to be transferred to the Company in the Restructuring. Debt and related interest expense were allocated between the Transferred Assets and the Excluded
Assets based upon the internal "match funding" and debt-to-equity ratio policies of Old TriCon in place during such periods. Common expenses were allocated on a proportional basis between the Transferred Assets and the Excluded Assets. Management believes that these allocation methods are reasonable.

  Pro Forma Earnings Per Share (unaudited)

     Pro forma earnings per share is calculated based on pro forma net income divided by the number of shares of common stock of TriCon Capital Corporation to be outstanding after the proposed offering of approximately 13,500,000 shares of common stock and grants of 11,972 shares to non-management employees in connection therewith.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investment in Finance Leases

     Investment in finance leases consists of the minimum lease payments receivable, estimated residual value of the equipment and initial direct costs less unearned income and security deposits. The unearned income represents the excess of the gross lease payments receivable plus the estimated residual value over the cost of the equipment leased. Unearned income is amortized to income so as to provide an approximate level rate of return on the net outstanding investment. The original lease terms of the direct finance leases are generally from 36 to 84 months.

  Investment in Operating Leases

     Investment in operating leases consist predominantly of medical equipment and health care facilities. The Company recognizes operating lease revenue on a straight-line basis over the term of the lease. The cost of equipment and facilities held under operating leases is depreciated to the estimated residual value, on a straight-line basis, over the shorter of the estimated economic life or the period specified under the lease term. Initial direct costs are deferred and amortized over the lease term on a straight-line basis.

  Residual Values

     Residual values are reviewed by the Company at least annually. Declines in residual values for finance leases are recognized as charges to income. Declines in residual values for operating leases are recognized as adjustments to depreciation on operating leases over the shorter of the useful life of the asset or the remaining term of the lease.

  Allowance for Credit Losses

     In connection with the financing of leases and other receivables, the Company records an allowance for credit losses to provide for estimated losses in the portfolio. The allowance for credit losses is based on a detailed analysis of delinquencies, an assessment of overall risks, management's review of historical loss experience and evaluation of probable losses in the portfolio as a whole given its diversification. An account is fully reserved for or written off when analysis indicates that the probability of collection of the account is remote.

  Income Taxes

     For federal income tax purposes, the results of the Company's operations are included in Bell Atlantic's consolidated tax return. In accordance with the Bell Atlantic Consolidated Federal Income Tax Allocation Policy, the Company is allocated federal income tax, or benefit, to the extent it contributes taxable income or loss, and credits, which are utilized in consolidation. The Company and each of its subsidiaries file separate state tax returns in the jurisdictions in which they conduct business.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which the Company adopted effective January 1, 1993. SFAS 109 requires the determination of deferred taxes using the liability method. Under the liability method, deferred taxes must be provided on all book and tax basis differences and deferred tax balances must be adjusted to reflect enacted changes in income tax rates. The cumulative impact of adopting SFAS 109 on the earnings of the Company is a tax benefit of $5,763.

     Prior to January 1, 1993, deferred taxes were provided for differences in the measurement of revenue and expenses for financial accounting and income tax purposes using the deferral method under Accounting Principles Board Opinion No. 11 (APB 11), "Accounting for Income Taxes."

  Interest Rate Swaps

     Interest rate swaps are contracts between two parties to exchange interest payments without the exchange of the underlying notional principal amounts. The Company enters into interest rate swap agreements primarily to hedge interest rate risks. The Company records a net receivable or payable related to the interest to be paid or received as an adjustment to interest expense. In the event of an early termination of an interest rate swap contract, the gain or loss would be amortized over the remaining life of the swap.

  Foreign Currency Translation Adjustments

     The financial statements of foreign operations are translated in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Under the provisions of the statement, assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the year. The related translation adjustments are recorded as a separate component of Total Equity. Transactions denominated in foreign currencies are translated at rates in effect at the time of the transaction. Gains or losses resulting from foreign currency transactions are included in results of operations.

3.  INVESTMENT IN NOTES RECEIVABLE AND FINANCE LEASES

     Investment in notes receivable consists primarily of amounts due the Company relating to commercial inventory and accounts receivable financing and first mortgage notes which are collateralized by the underlying commercial real estate. The notes bear interest at rates ranging from 5.1% to 15.4% and mature between the years 1994 and 2015. The components of investment in notes receivable as of December 31 are as follows:


                                                         1993         1992
                                                       --------     --------

    Notes receivable  . . . . . . . . . . . . . .  ..  $883,122     $803,009
    Initial direct costs  . . . . . . . . . . . . .       5,002        4,272
    Non-accrual accounts  . . . . . . . . . . . . .      24,840       26,206
                                                       --------     --------
    Investment in notes receivable  . . . . . . . .    $912,964     $833,487
                                                       ========     ========

     Investment in finance leases consists of various types of equipment including diversified commercial use equipment, health care equipment and data processing equipment. The original lease terms are generally from 36 to 84 months. The components of investment in finance leases as of December 31 are as follows:

                                                         1993         1992
                                                       --------     --------

    Minimum lease payments  . . . . . . . . . . . .    $685,578     $659,097
    Estimated residual value  . . . . . . . . . . .      64,004       75,834
         Less:
    Unearned income . . . . . . . . . . . . . . . .     133,991      134,364
    Security deposits . . . . . . . . . . . . . . .      20,737       20,171
         Plus:
    Initial direct costs  . . . . . . . . . . . . .      15,259       13,426
    Net investment in non-accrual accounts  . . . .      36,942       45,770
                                                       --------     --------
    Investment in finance leases  . . . . . . . . . .  $647,055     $639,592
                                                       ========     ========

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                             (DOLLARS IN THOUSANDS)

3.  INVESTMENT IN NOTES RECEIVABLE AND FINANCE LEASES(Continued)
     At December 31, 1993, estimated minimum annual receipts from notes receivable and finance leases based upon contractual terms are as follows:


                                                        NOTES       FINANCE
       YEAR ENDING DECEMBER 31                        RECEIVABLE     LEASES
       -----------------------                        ----------   ---------

    1994  . . . . . . . . . . . . . . . . . . . .     $338,390     $ 223,413
    1995  . . . . . . . . . . . . . . . . . . . .      113,977       177,670
    1996  . . . . . . . . . . . . . . . . . . . . .     95,010       130,487
    1997  . . . . . . . . . . . . . . . . . . . .       81,733        82,128
    1998  . . . . . . . . . . . . . . . . . . . . .     51,897        38,629
    Thereafter  . . . . . . . . . . . . . . . . . .    202,115        33,251
                                                      --------     ---------
                                                      $883,122     $ 685,578
                                                      ========     =========


4.  INVESTMENT IN OPERATING LEASES

     Operating leases have original terms from 12 to 120 months. Investment in operating leases consists of the following at December 31:


                                                         1993         1992
                                                       --------     --------

    Medical equipment, at cost  . . . . . . . . . .   $215,951     $193,828
    Commercial real estate, at cost . . . . . . . .     99,943       95,926
    Other, at cost  . . . . . . . . . . . . . . . .      6,466        6,466
                                                      --------     --------
    Total cost  . . . . . . . . . . . . . . . . . .    322,360      296,220
    Less accumulated depreciation . . . . . . . . .    (82,303)     (65,499)
                                                      --------     --------
    Net investment in operating leases  . . . . . .   $240,057     $230,721
                                                      ========     ========

     Depreciation expense relating to equipment and real estate held under operating leases was $39,012, $28,645 and $21,191 in 1993, 1992 and 1991,
respectively.

     Estimated minimum annual lease receipts from noncancelable operating leases as of December 31, 1993 are as follows:

                             YEAR ENDING DECEMBER 31,

- ----------------------------------------------------------------------------
    1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 58,934
    1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     50,000
    1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36,454
    1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27,273
    1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,989
    Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . .     61,893
                                                                    --------
                                                                    $250,543
                                                                    ========

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                             (DOLLARS IN THOUSANDS)

5.  NOTES PAYABLE

     Notes payable at December 31 consist of the following:


                                                         1993         1992
                                                       --------     --------

    Recourse notes payable with interest rates
     from 3.31% to 11.0% and maturity dates
     through 2005 . . . . . . . . . . . . . . . . .    $709,508     $918,617
    Nonrecourse notes payable with fixed interest
     rates from 8.5% to 9.3% and retired in 1993  .          --        1,025
                                                       --------     --------
        Total notes payable . . . . . . . . . . . .    $709,508     $919,642
                                                       ========     ========

     At December 31, 1992, all nonrecourse notes were collateralized by specific lease receivables and the underlying equipment. During 1993, 1992 and 1991, the Company paid $82,656, $91,434 and $113,925, respectively, in interest.

     The above recourse note amounts are allocated from aggregate recourse notes of Old TriCon of $847,917 and $1,066,193 at December 31, 1993 and 1992, respectively (see Note 1).

     Under the terms of various recourse notes and receivable transfer agreements, Old TriCon was subject to certain restrictive covenants. The most restrictive of these covenants require Old TriCon to maintain a minimum net worth of $150,000; an interest coverage ratio of at least 1.2:1; and a ratio of indebtedness (as defined in the various agreements) to net worth not to exceed 8:1. Old TriCon was in compliance with all covenants as of the balance sheet dates. In addition, certain affiliates have agreed to maintain Old TriCon's compliance with certain financial covenants pursuant to agreements covering the majority of recourse borrowings at December 31, 1993. During 1993 and 1992, Old TriCon participated with an affiliate in the issuance of medium-term notes. Old TriCon's share of the issuance was $184,567 and $60,750 in 1993 and 1992, respectively, which is included in recourse notes payable above. The notes bear interest at varying rates from 4.33% to 6.625% and have maturity dates through December 1999. The Company recognized interest expense on these medium-term notes of $8,054 and $217 in 1993 and 1992, respectively.

     Maturities of notes payable are as follows:

                             YEAR ENDING DECEMBER 31,

- ----------------------------------------------------------------------------

    1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $218,627
    1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    220,072
    1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    135,824
    1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     60,011
    1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,045
    Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . .     56,929
                                                                    --------
                                                                    $709,508
                                                                    ========

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                             (DOLLARS IN THOUSANDS)

6.  TOTAL EQUITY

     The following are transactions affecting total equity:


                                                1993       1992       1991
                                              --------   --------   --------

    Balance at beginning of year  . . . .    $256,903   $206,674   $185,069
    Capital contributions . . . . . . . .      21,438     40,416      6,073
    Net income  . . . . . . . . . . . . .      37,111     27,364     21,884
    Capital distributions . . . . . . . .      (3,932)   (17,932)    (3,677)
    Foreign currency translation
     adjustments  . . . . . . . . . . . . .       230        381     (2,633)
    Other . . . . . . . . . . . . . . . .        (395)        --        (42)
                                             --------   --------   --------
        Total Equity at end of year . . .    $311,355   $256,903   $206,674
                                             ========   ========   ========


7.  INCOME TAXES

     In 1990, Bell Atlantic was subject to the alternative minimum tax (AMT) provisions of the 1986 Tax Reform Act on a tax return basis. The Company has provided for its share of Bell Atlantic's consolidated current AMT liability and for the deferred benefit relating to the corresponding AMT credit carryforward.Bell Atlantic was able to utilize all AMT carryforwards in 1991 and 1992. The Company's income tax expense for the years 1993, 1992 and 1991 would not have differed materially from that reported had the Company filed tax returns on a stand alone basis.

     The provision for income taxes (exclusive of the tax effect of the cumulative effect of changes in accounting principles in 1993 and 1991) for the years ended December 31 consists of the following:


                                                  1993      1992      1991
                                                --------   -------   -------

    Current:
      Federal . . . . . . . . . . . . . . .    $ 28,912   $14,065   $15,045
      State and local . . . . . . . . . . .         145       756        10
                                               --------   -------   -------
                                                 29,057    14,821    15,055
                                               --------   -------   -------
    Deferred:
      Federal . . . . . . . . . . . . . . .     (11,365)   (3,071)   (4,012)
      State and local . . . . . . . . . . .       4,472     3,664     3,971
                                               --------   -------   -------
                                                 (6,893)      593       (41)
                                               --------   -------   -------
          Provision for income taxes  . . .    $ 22,164   $15,414   $15,014
                                               ========   =======   =======

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                             (DOLLARS IN THOUSANDS)

7.  INCOME TAXES (Continued)
     Deferred tax liabilities (assets) are comprised of the following:


                                                                      1993
                                                                    --------

    Gross deferred tax liabilities:
      Lease related differences . . . . . . . . . . . . . . . .    $ 75,263
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .      57,704
                                                                   --------
    Gross deferred tax liabilities  . . . . . . . . . . . . . .     132,967
                                                                   --------
    Gross deferred tax assets:
      Allowance for credit losses and accrued liabilities for
         securitizations  . . . . . . . . . . . . . . . . . . .     (23,031)
      Other . . . . . . . . . . . . . . . . . . . . . . . . . .     (28,836)
                                                                   --------
    Gross deferred tax assets . . . . . . . . . . . . . . . . .     (51,867)
                                                                   --------
              Net deferred taxes  . . . . . . . . . . . . . . .    $ 81,100
                                                                   ========

     Under APB 11, deferred taxes resulted from timing differences in the recognition of revenue and expenses for federal and state tax and for financial statement purposes. The tax effects of the timing differences that resulted in the provision for deferred income taxes are summarized as follows:


                                                         1992         1991
                                                       --------     --------

    Accelerated depreciation  . . . . . . . . . . .   $   (407)    $  3,151
    Direct finance and operating leases . . . . . .    (23,681)     (10,653)
    State taxes . . . . . . . . . . . . . . . . .        2,418        2,621
    Deferred AMT credits  . . . . . . . . . . . . .      7,937        6,597
    Asset backed securitizations  . . . . . . . .        7,834          103
    Provision for credit losses . . . . . . . . . .      3,227       (9,195)
    Other, net  . . . . . . . . . . . . . . . . . .      3,265        7,335
                                                      --------     --------
              Total . . . . . . . . . . . . . . . .   $    593     $    (41)
                                                      ========     ========

     During  1993, 1992  and  1991 the  Company  paid $24,989,  $23,415  and
$8,322, respectively, in income taxes.

     The provision for income taxes recorded for financial reporting purposes differs from the expense computed at the statutory federal income tax rate as follows:


                                                   1993      1992      1991
                                                   ----      ----      ----

    Federal income tax provision at the
     statutory rate . . . . . . . . . . . . . .    35.0%     34.0%     34.0%
    State income tax provision, net of
     federal tax benefit  . . . . . . . . . . .     5.6       6.8       6.8
    Adjust prior years' tax provision . . . . .     (.1)     (1.1)       --
    Income tax expense related to
     acquisition of business  . . . . . . . . .      .5       1.4       2.1
    Income tax benefit related to
     tax exempt income  . . . . . . . . . . . .    (4.3)     (3.8)     (3.9)
    Impact of 1% rate change  . . . . . . . . .     4.4        --        --
    Other . . . . . . . . . . . . . . . . . . .      .1      (1.3)       .1
                                                   ----      ----      ----
      Provision for income taxes  . . . . . . .    41.2%     36.0%     39.1%
                                                   ====      ====      ====

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                             (DOLLARS IN THOUSANDS)

8.  TRANSACTIONS WITH AFFILIATES

     The Company purchased equipment from affiliates of Bell Atlantic totaling $4,574, $7,793 and $10,923 in 1993, 1992 and 1991, respectively, which is being leased to third parties under financing lease arrangements. In 1990, the Company purchased $11,800 of equipment from an affiliate in return for a non-interest bearing note payable due in 1991. During 1991, the Company returned such equipment to the affiliate in full payment of the note. During 1993, 1992 and 1991, the Company leased various equipment to affiliates under direct finance and operating leases and recognized earned income of $1,540, $1,143 and $1,481, respectively.

     During  1993, 1992 and 1991, the Company  earned $100, $1,174 and $234, respectively, of management fees from an affiliate. The Company has entered into a short-term borrowing arrangement with an affiliate that bears interest at a rate which approximates the affiliate's average daily cost of funds (weighted average effective rates of 3.28%, 3.83% and 6.04% for the years ended December 31, 1993, 1992 and 1991, respectively). The Company recognized interest expense of $13,844, $13,910 and $19,727 in 1993, 1992 and 1991, respectively, under these arrangements.

     Due to Affiliates consists of the following at December 31:


                                            1993         1992         1991
                                          --------     --------     --------

    Advances under short-term
     borrowing arrangements . . . . .    $603,501     $347,260     $311,029
    Payables to affiliates  . . . . .       4,437        3,855        4,723
    Receivables from affiliates . . .      (2,148)      (2,825)      (2,846)
    Income tax payable. . . . . . . .       5,404        1,552        4,235
                                         --------     --------     --------
                                         $611,194     $349,842     $317,141
                                         ========     ========     ========


9.  EMPLOYEE BENEFITS

  Pension Plans

     Substantially all of the Company's employees are covered under a noncontributory defined benefit pension plan sponsored by Bell Atlantic Capital Corporation and its subsidiaries. The pension benefit formula used is based on a stated percentage of adjusted career average income. The funding objective of the plan is to accumulate funds at a relatively stable rate over participants' working lives so that benefits are fully funded at retirement. Amounts contributed to the plan are determined actuarially, principally under the aggregate cost method, and are subject to applicable federal income tax regulations. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. Government and corporate debt securities, and real estate. In addition, the Company participates in the Executive Management Retirement Plan, a non-qualified pension plan, sponsored by Bell Atlantic and its subsidiaries.

     Aggregate pension costs are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                 1993      1992       1991
                                                -------   -------    -------

        Current year cost . . . . . . . . .    $1,306     $1,417     $1,464
        Percentage of salaries and wages  .      3.7%       4.0%       4.6%


     The decrease in pension cost from 1991 to 1993 is the net result of changes in plan provisions and other actuarial assumptions, and amortization of actuarial gains and losses relating to demographic and investment experience.

     Statement of Financial Accounting Standards No. 87, "Employers Accounting for Pensions" requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic pension costs, and a reconciliation of the funded status of the plan with amounts recorded on the balance sheets. Such disclosures are not presented for the Company because the structure of the plan does not allow for the determination of this information on an individual company basis.

     The assumed discount rate used to measure the projected benefit obligation was 7.25% at December 31, 1993 and 7.75% at December 31, 1992 and 1991. The assumed rate of future increases in compensation levels was 5.25% at December 31, 1993, 1992 and 1991. The expected long-term rate of return on plan assets was 8.25% for December 31, 1993 and 1992 and, 7.5% for December 31, 1991.

  Postretirement Benefits Other than Pensions

     Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) which requires accrual accounting for all postretirement benefits other than pensions. Under the prescribed accrual method, the Company's obligation for these postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits. Prior to this adoption, the Company charged costs relating to such benefits to expense as paid.

     In conjunction with the 1991 adoption of SFAS 106, the Company elected to immediately recognize the accumulated postretirement benefit obligation for current and future retirees, net of the fair value of any plan assets, and recognized accrued postretirement benefit cost (transition obligation) in the amount of $1,471, net of a deferred income tax benefit of $758.

     Substantially all of the Company's employees are covered under postretirement health benefit plans sponsored by Bell Atlantic Capital Corporation and its subsidiaries. The determination of benefit cost for the postretirement health benefit plan is based on comprehensive hospital, medical and surgical benefit provisions.

     Aggregate postretirement benefit cost for the year ended December 31, 1993, 1992 and 1991 was $571, $394 and $332, respectfully. There were no amounts paid for postretirement health benefits in 1990.

     SFAS 106 requires a comparison of the actuarial present value of the accumulated postretirement benefit obligation with the fair value of the plan assets, the disclosure of the components of net periodic postretirement benefit cost, and a reconciliation of the funded status of the plan with the amount recorded on the balance sheet. Such disclosures are not presented for the Company because the structure of the Bell Atlantic plan does not allow for the determination of this information on an individual company basis.

     The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.25% at December 31, 1993 and 7.75% at December 31, 1992 and 1991. The assumed rate of future increases in compensation levels was 5.25% at December 31, 1993 and 1992. The expected long-term rate of return on plan assets was 8.25% for 1993 and 1992 and 7.50% for 1991. The medical cost trend rate in 1993 was approximately 13.0%, grading down to an ultimate rate in year 2003 of approximately 5.0%.

  Employee Stock Ownership Plans

     The Company maintains savings plans which cover substantially all of its employees. Under these plans, the Company matches a certain percentage of eligible contributions made by the employees. In 1989, Bell Atlantic established two leveraged employee stock ownership plans (ESOPs) within two existing employee savings plans. Under the ESOP provisions, which began January 1, 1990, a substantial portion of Company matching contributions are allocated to the employees in the form of Bell Atlantic stock from the ESOP trusts. Bell Atlantic stock allocated by the ESOP trusts to the participating employees is based on the proportion that principal and interest paid in a year bears to remaining principal and interest due over the life of the notes.

     Leveraged ESOP expense for the years ended December 31, 1993, 1992 and 1991 is $786, $912 and $803, respectively.

  Employers' Accounting for Postemployment Benefits

     Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112) which requires employers who provide benefits to former or inactive employees to recognize the obligation relative to such future benefits on an accrual basis. This change principally affects the Company's accounting for long-term disability benefits which were previously charged to expenses as benefits were paid. The cumulative impact at January 1, 1993 of adopting SFAS 112 was a reduction of net income of $232, net of a deferred income tax benefit of $151.

10.  COMMITMENTS

     At December 31, 1993, the Company's commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for office space are as follows:

 YEAR ENDING DECEMBER 31,
- -------------------------
    1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,803
    1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,543
    1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,488
    1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,251
    1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,741
    Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . .      3,739
                                                                     -------
                                                                     $15,565
                                                                     =======

     Such leases generally include escalation and renewal clauses and require that the Company pay for utilities, taxes, insurance and maintenance. Rent expense under operating lease agreements was $2,972, $2,985 and $2,952 in 1993, 1992 and 1991, respectively.

     At December 31, 1993, the Company has outstanding commitments to finance notes receivable of $171,985. The anticipated expirations of such commitments are $167,487 in 1994, $0 in 1995, $0 in 1996, and $4,498 in
1997.

11.  FINANCIAL INSTRUMENTS

     Concentrations of Credit Risk

     Concentrations of credit risk exist when changes in economic, industry or geographic factors similarly affect groups of customers whose aggregate credit exposure is material in relation to the Company's total credit exposure. Although the Company's portfolio is broadly diversified along industry, customer, equipment and geographic lines, there does exist a concentration of transactions within the health care industry (approximately 22% of total assets plus transferred receivables at December 31, 1993 and
1992). The Company's exposure to credit risk in these and other industries is mitigated by the diversity of customers in the customer base and in many cases by the quality of the underlying collateral.

     Receivable Transfer Agreements (Securitizations)

     During 1993, 1992 and 1991, the Company transferred its interests in approximately $179,206, $248,048 and $246,721, respectively, of its direct finance lease portfolio for $200,447, $275,049 and $270,621, respectively. These transfers provide limited recourse for credit losses to the Company and certain of its assets. As of December 31, 1993, $60,153 of finance lease receivables are the sole collateral for certain limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure at December 31, 1993 limited to $106,429. At December 31, 1993 and 1992, an outstanding allowance for estimated losses under these recourse provisions of $14,146 and $17,360, respectively, is included in Accounts Payable and Accrued Expenses. The outstanding gross receivable balance of transferred receivables was $495,906 and $541,834 at December 31, 1993 and 1992, respectively. The Company will service these lease contracts for the transferee, and a portion of the proceeds on the transfer has been deferred representing service fees to be earned over the term of the agreements.

     Interest Rate Swaps

     The Company has entered into a number of interest rate swap agreements which have effectively fixed interest rates on $424,432 of floating rate instruments including debt and receivable transfer agreements. Under these interest rate swap agreements, the Company will pay the counterparties interest at a fixed rate and the counterparties will pay the Company interest at a variable rate based on the London Interbank Offered Rate (LIBOR), the A1/P1 commercial paper rate or a money market yield. The fixed rates payable under these agreements range from 4.08% to 7.96% with terms expiring at various dates from February 1994 to August 1996. Cash flows resulting from the above are classified with the transactions being hedged. The Company would be exposed to increased interest costs in the event of non-performance by the counterparties for the fixed to floating interest rate swap agreements. However, because of the stature of the counterparties, the Company does not anticipate non-performance.

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of the fair value of financial instruments, both recognized and unrecognized on the consolidated balance sheet, for which it is practicable to estimate fair value. Leases are not considered financial instruments under SFAS 107 and are accordingly excluded from the fair value disclosures. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange nor can they be substantiated by comparison to independent markets.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash,  Accounts  Payable,  Accrued   Expenses,  Other  Amounts  Due  to
Affiliates and Recourse Provisions under Receivable Transfer Agreements
     The carrying amount approximates fair value.

     Notes Receivable

     Fair values of notes receivable are based principally on the net present value of the future expected cash flows using current interest rates.

     Notes Payable and Advances under Short-term Borrowing Arrangements with
          Affiliates

     The fair values of notes payable and advances under short-term borrowing arrangements with affiliates is estimated based on the quoted market prices for the same or similar issues, where available or is based on the net present value of the future expected cash flows using current interest rates.

          Interest Rate Swap Agreements

          The fair value of interest rate swap agreements is the estimated amount that the Company would have to pay to terminate the swap agreements at December 31, 1993, taking into account current interest rates and the creditworthiness of the swap counterparties.

          Loan Commitments

          The fair value of loan commitments is estimated using the fees currently charged to enter into similar commitments.

          The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                 DECEMBER 31, 1993       DECEMBER 31, 1992
                               ---------------------   ---------------------
                               CARRYING      FAIR      CARRYING      FAIR
                                AMOUNT       VALUE      AMOUNT       VALUE
                               ---------   ---------   ---------   ---------

    FINANCIAL INSTRUMENTS
     ON THE BALANCE SHEETS
    Notes Receivable net
      of Allowance for
      Credit Losses . . . .   $ 894,486   $ 896,051   $ 818,216   $ 827,264
    Notes Payable . . . . .    (709,508)   (740,970)   (919,642)   (973,021)
    Advances under
      Short-term Borrowing
      Arrangements with
      Affiliates  . . . . .    (603,501)   (603,793)   (347,260)   (348,897)
    FINANCIAL INSTRUMENTS
     WITH OFF-BALANCE
     SHEET RISK
    Interest Rate Swap
      Agreements  . . . . .          --   $  (1,160)         --   $   1,321
    Loan Commitments  . . .          --       6,516          --       4,383


12.  SUPPLEMENTAL CASH FLOW ACTIVITIES

     During 1992 and 1991 the Company transferred $5,859 and $57,050, respectively, of investment in notes receivable to other assets. In addition, during 1992 the Company transferred $41,585 of property foreclosed in 1991 and included in other assets to investment in operating leases, following the determination to hold such property for operating purposes. The resultant valuation adjustment of $6,000 is reflected in other revenues in 1992.

                TRICON CAPITAL CORPORATION--PREDECESSOR BUSINESS

                             (DOLLARS IN THOUSANDS)

13.  QUARTERLY INFORMATION (Unaudited)


                         FIRST     SECOND      THIRD     FOURTH      TOTAL
                        -------    -------    -------    -------    --------

1993
Total revenue . . . .   $57,258    $58,629    $62,253    $67,160    $245,300
Interest expense  . .    20,795     20,956     19,564     18,896      80,211
Provision for
 credit losses  . . .     7,384      7,606      2,966      3,678      21,634
Depreciation  . . . .    10,416      9,902     10,138     11,126      41,582
Cumulative effect
 of changes in
 accounting
 principles . . . . .     5,763       --          --        (233)      5,530
Net income  . . . . .     9,815      5,368      8,111     13,817      37,111
1992
Total revenue . . . .   $53,980    $54,217    $59,137    $74,933    $242,267
Interest expense  . .    23,736     22,804     22,012     21,746      90,298
Provision for
 credit losses  . . .     5,606      6,671      9,355      6,425      28,057
Depreciation  . . . .     6,960      7,193      8,049      9,294      31,496
Net income  . . . . .     2,706      4,892      4,859     14,907       7,364


     Net income in the fourth quarter of 1993 and 1992 was increased by certain securitization transactions (see Note 11).

                                                               EXHIBIT 12

              TRICON CAPITAL CORPORATION - PREDECESSOR BUSINESS

              COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                At or for the Year Ended December 31,
                          ------------------------------------------------
                            1993      1992      1991      1990      1989
                          ------------------------------------------------
                                       (Dollars in Thousands)
 Income before income
  taxes and
  cumulative effect of
  changes in accounting
  principles              $ 53,745  $ 42,778  $ 38,369  $ 39,380  $ 30,391

 Add:
  Fixed charges             81,201    91,293   116,174   121,039    97,424
                          --------  --------  --------  --------  --------
  Income as adjusted      $134,946  $134,071  $154,543  $160,419  $127,815

 Fixed Charges:
  Interest or
   indebtedness           $ 80,211  $ 90,298  $115,190  $119,965  $ 96,347
  Interest factor of
   annual rentals (1)          990       995       984     1,074     1,077
                          --------  --------  --------  --------  --------
 Fixed Charges            $ 81,201  $ 91,293  $116,174  $121,039  $ 97,424
                          --------  --------  --------  --------  --------

 Ratio of earnings to
  fixed charges              1.66x     1.47x     1.33x     1.33x     1.31x
                          ========  ========  ========  ========  ========

____________

(1) The interest portion of annual rentals is estimated to be one-third of such rentals.

                                   PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

          There is no market for the Company's common stock or redeemable preferred stock as the Company is wholly owned by GFC Financial. The preferred stock is subject to mandatory redemption on July 1, 1997. Dividends paid on the common stock for the first through fourth quarters of 1993 were $3,200,000, $3,200,000, $3,600,000 and $3,600,000, respectively.
Dividends paid on the common stock for the first through fourth quarters of 1992 were $3,000,000, $3,000,000, $2,900,000 and $2,900,000, respectively.

          See Note D of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Annex A for a discussion of restrictions on the ability of GFC to pay dividends and Note E thereof for a discussion on dividends relating to the preferred stock.

ITEM 6.   SELECTED FINANCIAL DATA.

          Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          See pages 1 - 7 of Annex A.

ITEM 8.   FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.

          1.   Financial Statements - See Item 14 hereof.
          2. Supplementary Data - See Condensed Quarterly Results included in Note M of Notes to Consolidated Financial Statements included in Annex A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

          NONE.

                                  PART III

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

          Omitted.

ITEM 11.  EXECUTIVE COMPENSATION.

          Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

          Omitted.

ITEM 13.  CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

          Omitted.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed.
     1.   Financial Statements.
          (i) The following financial statements of Greyhound Financial Corporation are included in Annex A:

                                                          Annex
                                                           Page
                                                         -------
                Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                               1 - 7
                Report of Management and Independent
                 Auditors' Report                           8
                Consolidated Balance Sheet                9 - 10
                Statement of Consolidated Operations        11
                Statement of Consolidated Stockholder's
                 Equity                                     12
                Statement of Consolidated Cash Flows        13
                Notes to Consolidated Financial
                 Statements                              14 - 45

          (ii) The Financial Statements of TriCon Capital Corporation are included in Part I, Optional Item 2.

     2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits.

     Exhibit No.
     -----------

        (3-A) The Company's Certificate of Incorporation, as amended through the date of this filing (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K"), Exhibit 3-A).

        (3-B) The Company's By-Laws, as amended through the date of this filing (incorporated by reference from the Company's 1991 10-K, Exhibit 3-B).

        (4.A) Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

      (4-B-1) Form of Common Stock Certificate of the Company from the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K"), Exhibit 4-B-1.

      (4-B-2) Form of the Company's Series A Redeemable Preferred Stock Certificate from the 1992 10-K, Exhibit 4-B-2.

        (4-C) Certificate of Designations of Series A Redeemable Preferred Stock of the Company (incorporated by reference from the 1992 GFC Financial Annual Report on Form 10-K for the year ended December 31, 1992 (the "GFC Financial 1992 10-K", Exhibit 10-
               MM)).

        (4-D)  Relevant   portions   of   the   Company's   Certificate   of
               Incorporation and Bylaws are included in Exhibits 3-A and 3-B above, respectively.

        (4-E) Indenture dated as of November 1, 1990 between the Company and the Trustee named therein (incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-37743, Exhibit 4).

        (4-F) Fourth Supplemental Indenture dated as of April 17, 1992 between the Company and the Trustee named therein, supplementing the Indenture referenced in Exhibit 4-E above, is hereby incorporated by reference from the GFC Financial 1992 10-K, Exhibit 4-F.

        (4-G) Prospectus and Prospectus Supplement dated April 17, 1992, relating to $350,000,000 principal amount of the Company's Medium-Term Notes, Series A, is hereby incorporated by reference from the GFC Financial 1992 10-K, Exhibit 4-G.

        (4-H) Form of Floating-rate, Medium-Term Notes, Series A, is hereby incorporated by reference from the 1992 GFC Financial 10-K,
               Exhibit 4-H.

        (4-I) Form of Fixed-rate, Medium-Term Notes, Series A, is hereby incorporated by reference from the GFC Financial 1992 10-K,
               Exhibit 4-I.

        (4-J) Form of Indenture dated as of September 1, 1992 between the Company and the Trustee named therein (incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

        (4-K) Prospectus and Prospectus Supplement dated September 25, 1992 regarding $250,000,000 principal amount of the Company's Medium-Term Notes, Series B, is hereby incorporated by reference from the GFC Financial 1992 10-K, Exhibit 4-K.

        (4-L) Form of Floating-rate Medium-Term Notes, Series B, is hereby incorporated by reference from the GFC Financial 1992 10-K,
               Exhibit 4-L.

        (4-M) Form of Fixed-rate Medium-term Notes, Series B, is hereby incorporated by reference from the GFC Financial 1992 10-K,
               Exhibit 4-M.

        (4-N) Indenture dated as of June 1, 1985 between the Company and the trustee named therein is hereby incorporated by reference from the 1992 10-K, Exhibit 4-N.

        (4-O) Prospectus and Prospectus Supplement dated February 16, 1994 regarding $250,000,000 principal amount of the Company's Medium-Term Notes, Series B is hereby incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-51216, as amended on that date.

        (4-P) Prospectus, dated February 16, 1994, and Prospectus Supplement dated February 17, 1994 regarding $100,000,000 principal amount of the Company's Floating-Rate Notes, is hereby incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-51216, as amended on that date.

        (9)    Form   of  Distribution  Agreement  among  the  Company,  GFC
               Financial Corporation, The Dial Corp and certain other parties named therein, dated as of January 28, 1992 (incorporated by reference from GFC Financial's Registration Statement on Form S-1, Registration No. 33-45452, Annex II to the Prospectus and Exhibit 2.1) (containing section 2.08(b), regarding the voting of the Greyhound Financial Corporation preferred stock).

       (10-A) Fifth Amendment and Restatement dated as of May 18, 1993 of the Credit Agreement dated as of May 31, 1976 among the Company and the banking institutions listed on the signature pages thereto, and Bank of America National Trust and Savings Association, Chemical Bank and Citibank, N.A., as agents (incorporated by reference from the Corporation's Current Report on Form 8-K dated February 14, 1994, Exhibit 7(c)).

       (10.A1) Amendment  dated  as  of  January  31,  1994,  to  the  Fifth
               Amendment and Restatement, noted in 10-A above incorporated by reference from the GFC Financial 1992 10-K, Exhibit 10. A1.*

       (10-C) Sublease dated as of April 1, 1991 among the Company, GFC Financial, Dial and others, relating to the Company principal office space is hereby incorporated by reference from the GFC Financial 1992 Form 10-K, Exhibit 10-NN.

       (10-D) Interim Service Agreement dated January 28, 1992 among the Company, GFC Financial, Dial and others is hereby incorporated by reference from the GFC Financial 1992 Form 10-K, Exhibit 10-JJ.

       (10-E) Tax Sharing Agreement dated February 19, 1992 among the Company, GFC Financial, Dial and others is hereby incorporated by reference from the GFC Financial 1992 Form 10-K, Exhibit 10-KK.

       (10.F)  Stock  Purchase  Agreement  between  the  Company  and   Bell
               Atlantic  TriCon Leasing  Corporation  dated as  of March  4,
               1994.*

       (10.G) Form of Assets Purchase Agreement between Bell Atlantic TriCon Leasing Corporation and TriCon Capital Corporation.*

       (12) Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends.*

       (23)    Consent of Independent Accountants - Deloitte & Touche.*

       (23.A)  Consent of Independent Accountants - Coopers & Lybrand.*

       (23.B)  Consent of Independent Accountants - Coopers & Lybrand.*

       (23.C)  Consent of Independent Accountants - KPMG Peat Marwick.*

               * Filed herewith.

(b)            Reports on Form 8-K:

               A Report on Form 8-K dated January 18, 1994 was filed by Registrant, which reported under Item 5 the revenues, net income and selected financial data and ratios for the fourth quarter and twelve months ended 1993 (unaudited).

               Reports on Form 8-K dated January 21, 1994 were filed by Registrant, which reported under Item 5 the settlement of the litigation between Cabana Limited Partnership, a South Carolina Limited Partnership v. Greyhound Real Estate Finance Company, et al, a subsidiary of Greyhound Financial Corporation, the principal operating subsidiary of the Registrant.

               Reports on Form 8-K, 8-K/A and 8-K-A-1, dated February 14, 1994 were filed by Registrant, which reported under Items 2 and 7 the signing of an agreement by the registrant to purchase Ambassador Factors from Fleet Financial Group, Inc. and the Fifth Amendment and Restatement, dated as of May 18, 1993, of Credit Agreement dated as of May 31, 1976 among Greyhound Financial Corporation, Bank of America National Trust and Savings Association, Chemical Bank and Citibank, N.A., as agents, and the financial institutions listed.


                                 SIGNATURES

               Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on the 10th day of March, 1994.


                       Greyhound Financial Corporation



                    By:     /s/  Samuel L. Eichenfield
                         _________________________________________
                                 Samuel L. Eichenfield
                           President and Chief Executive Officer
                               (Chief Executive Officer)




                    By:     /s/   Robert J. Fitzsimmons
                         _________________________________________
                                Robert J. Fitzsimmons
                             Vice President - Treasurer
                              (Chief Financial Officer)




                    By:    /s/   Bruno A. Marszowski
                         _________________________________________
                                 Bruno A. Marszowski
                             Vice President - Controller
                             (Chief Accounting Officer)




               Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




_________________________________           ________________________________
  W. Carroll Bumpers (Director)             Samuel L. Eichenfield (Chairman)
          March 10, 1994                           March 10, 1994





_________________________________          ________________________________
 Robert J. Fitzsimmons (Director)           Bruno A. Marszowski (Director)
          March 10, 1994                           March 10, 1994

                                   ANNEX A

                        INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                 1 - 6

Report of Management and Independent Auditors' Report                    7

Consolidated Balance Sheet at December 31, 1993 and 1992               8 - 9

Statement of Consolidated Operations for the Years Ended
 December 31, 1993, 1992 and 1991                                       10

Statement of Consolidated Stockholder's Equity for the Years
 Ended December 31, 1993, 1992 and 1991                                 11

Statement of Consolidated Cash Flows for the Years Ended
 December 31, 1993, 1992 and 1991                                       12

Notes to Consolidated Financial Statements for the Years
 Ended December 31, 1993, 1992 and 1991                              13 - 37

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion relates to Greyhound Financial Corporation ("GFC" or the "Company"), including the European Financial Group ("GEFG") and Greyhound BID Holding Corporation ("BID"), the subsidiaries contributed to GFC prior to the Distribution as discussed in Note A of Notes to the Consolidated Financial Statements. The following comments and information should be read in conjunction with the Annual Report as a whole. GFC is a wholly owned subsidiary of GFC Financial Corporation ("GFC Financial"). GFC Financial is a holding company, the principal subsidiaries of which are GFC and Verex Corporation ("Verex"), a mortgage insurance company that was sold on July 16, 1993.

                            Results of Operations

     1993 Compared to 1992
     Net income for 1993 was $36.4 million compared to $36.8 million in 1992. The 1993 results included a $4.9 million adjustment in the third quarter for deferred taxes applicable to leveraged leases and $1.6 million (pre-tax) of expenses that can no longer be allocated to Verex. Excluding these amounts, net income for 1993 was $42.3 million, an increase of 15% over 1992. The $4.9 million adjustment in 1993 represented the effects of the recent increases in federal and state income tax rates as they applied to deferred income taxes generated by the Company's leveraged lease portfolio.

     Financial Services.
     Interest Margins Earned. Interest margins earned, which represent the difference between interest earned from financing transactions and interest expense, increased by 17% in 1993 compared to 1992. These margins were improved significantly by more favorable debt costs in 1993 when compared to 1992 (approximately a 1% reduction in the aggregate cost of debt). Also contributing to the improved margins was the growth of the domestic portfolio and higher prepayment fees, partially offset by the effects of larger foreign exchange gains reported by GEFG in 1992 and the continued winding down of the GEFG portfolio.

     The $10.0 million reduction in interest expense primarily is attributable to more favorable debt costs in 1993. The more favorable debt costs, in comparison to 1992, primarily relate to the Company's ability to consistently maintain a matched position throughout 1993 relative to financing its floating-rate assets with floating-rate debt. During the second and third quarters of 1992, GFC, because of the significant refinancing done in connection with the spin-off, had to finance a major portion of its floating-rate assets with fixed-rate debt. That fixed-rate debt was subsequently converted to floating-rate debt through interest rate conversion agreements. However, the timing between the issuance of fixed-rate debt and the execution of the interest rate conversion agreements caused interest margins to shrink by approximately $2.8 million in 1992.

     Non-Interest Expense. Although the provision for possible credit losses was lower in 1993, in the opinion of management, such provision was adequate to cover the growth and risk in the portfolio. The reserve for possible credit losses, which is increased by the loss provisions and reduced by write-offs, was 2.3% of funds employed at December 31, 1993. Details of the write-offs by collateral type can be found in Note C of Notes to Consolidated Financial Statements.

     Selling, administrative and other operating expenses increased during 1993 due to the addition of the Asset Based Finance ("ABF") operations acquired from U.S. Bancorp Financial, Inc. (see "Recent Developments and Business Outlook"), expenses that are no longer allocated to discontinued operations and legal expenses incurred in connection with certain problem accounts. See Note K of Notes to Consolidated Financial Statements.

     Gains on Sale of Assets.   Gains on sale of assets were higher  in 1993
than in 1992 due to the amount and type of assets sold.

     Income Taxes. Income taxes, excluding the $4.9 million adjustment applicable to deferred taxes, were higher in 1993 and more in the range of an ongoing effective tax rate (approximately 36% of income before income taxes) for the Company. The higher income taxes were attributable to the effects of a 1% increase in both federal and state income tax rates, which increased the provision for taxes by approximately $1 million, and to higher income before income taxes. Additionally, in 1992, income taxes were reduced by $3.1 million representing tax adjustments related to the refinancing of the Company's debt. See Note F of Notes to Consolidated Financial Statements.

     Cash Flow. Net cash provided by operating activities in 1993 was $42.7 million, an increase of $10.0 million when compared to 1992. This increase was principally due to the increase in deferred income taxes, partially offset by a decline in customer deposits in GEFG's subsidiary bank, Greyhound Bank, PLC ("GBL") and a decrease in interest payable.

     Net cash used by investing activities was $369.4 million in 1993, up by $107.2 million from 1992. The major reasons for the increase in 1993 were the record amount of expenditures for new business and the purchase of ABF, partially offset by the collection of advances made to Verex. Also offsetting the increase was higher principal collections on financing transactions (which included a significant amount of prepayments in 1993).

     Net cash provided by financing activities was $310.5 million, an increase of $99.7 million from 1992. The increase primarily consisted of higher advances from GFC Financial representing the proceeds received on the sale of its discontinued mortgage insurance operations (Verex) and higher net borrowings primarily used to finance new business.

     1992 Compared to 1991
     Net income for 1992 was $36.8 million compared to a loss of $38.7 million in 1991. The 1991 results include $69 million (after-tax) of restructuring and other charges as part of the spin-off from The Dial Corp ("Dial"). Excluding the effects of the restructuring and other charges made in 1991, net income in 1992 increased by 21% over 1991 ($36.8 million compared to $30.3 million).

     The following discussion of results of operations excludes the $69 million (after-tax) of restructuring and other charges recorded in 1991.

     Interest Margins Earned. Interest margins earned increased by 11% in 1992 compared to 1991. This increase is attributable primarily to higher margins in the domestic portfolio ($83.4 million in 1992 compared to $73.6 million in 1991) due to the growth of $334.9 million in the domestic portfolio in 1992. GEFG's interest margins earned increased by $1.0 million in 1992 as a result of the $47.2 million of additional capital infused by Dial in December 1991 as part of the spin-off. The effect of this capital infusion helped to offset the reduction in margins caused by the continued liquidation of the GEFG portfolio.

     During the second and third quarters of 1992, GFC, because of the significant refinancing done in connection with the spin-off, had to finance a major portion of its floating-rate assets with fixed-rate funds. Those fixed-rate funds were subsequently converted to floating-rate funds through interest rate conversion agreements. The timing between the issuance of fixed-rate funds and the execution of interest rate conversion agreements resulted in a decrease in margins of approximately $2.8 million. GFC was able to liquidate a substantial portion of its Latin American assets for gains of $3.1 million, which offset the adverse effect of the temporary imbalance of rate-sensitive assets and liabilities.

     Also contributing to the improved interest margins were the effects of lower nonaccruals, which averaged $114 million in 1992 compared to $185 million in 1991, higher prepayment fees and interest expense reductions related to the refinancing of high cost fixed-rate debt during 1991 and 1992. These increases were partially offset by the effect of recognizing $6.3 million of additional income in 1991, related to the leveraged lease portfolio, with no comparable amount being recognized in 1992.

     Non-Interest Expense. Provisions for possible credit losses were lower in 1992 but, nevertheless, were adequate to cover the growth and risk in the portfolio. A breakdown of the write-offs by collateral type can be found in Note C of Notes to Consolidated Financial Statements.

     Selling, administrative and other operating expenses increased during 1992 due to additional costs associated with being a subsidiary of a public company, the liquidation of GEFG (which included $1.3 million of after-tax employee termination costs) and normal cost increases. See Note K of Notes to Consolidated Financial Statements.

     Gains on Sale of Assets. Gains on sale of assets were lower in 1992 than in 1991 due to reduced quantities and values of assets coming off lease. This reduction was the result of the gradual liquidation of the Company's lease portfolio and is in line with the Company's strategy of improving core income (i.e., net income excluding after-tax gains on sale of assets).

     Income Taxes. The effective income tax rate for 1992 is lower than the statutory rate primarily because of a $3.1 million reduction in taxes for tax benefits related to the expenses of refinancing the Company's debt. See Note F of Notes to Consolidated Financial Statements.

     Cash Flow. Cash provided by operating activities was $32.7 million in 1992, an improvement of $101.8 million over 1991. The improvement was due to higher earnings and reduced uses of cash in 1992. The lower uses of cash, when compared to 1991, primarily related to withdrawals of customer deposits in GBL, reductions in deferred income taxes and lower interest paid resulting from lower effective interest rates in 1992. Partially offsetting these increases in cash was the payment in 1992 of restructuring and other charges and transaction costs related to the spin-off.

     Net cash used by investing activities was $262.3 million in 1992, up $105.0 million from 1991. The major reasons for the higher use of cash were the increases in expenditures for financing transactions, net advances of $57.3 million made to Verex in 1992 to refinance its debt obligations and lower proceeds from the sale of assets, partially offsetting these items was an increase in principal collections from financing transactions in the domestic portfolio, increased prepayments and the principal and interest recovered from the sale of certain Latin American assets.

     Net cash provided by financing activities was $210.8 million during 1992, a decline of $28.1 million from 1991. The decline was due primarily to lower net borrowings, partially reduced by amounts received from a subsidiary of Dial in connection with the spin-off to purchase GFC preferred stock and settle intercompany balances.

     Liquidity and Capital Resources
     Funds employed (i.e., investment in financing transactions before the reserve for possible credit losses) increased by $361 million, or approximately 15%, to $2,847 million at December 31, 1993 from $2,486 million at December 31, 1992. This increase was due to approximately $1 billion of new business being added during 1993 and the acquisition of $63 million of ABF assets, partially offset by $702 million of portfolio runoff, early terminations, translation adjustments, write-offs and collections on net advances made to Verex ($57 million). The primary focus of ABF, which was acquired on February 1, 1993, is financing through revolving lines of credit secured by accounts receivable and inventories. This acquisition extends the financial services the Company can provide.

     The  GEFG portfolio  continued  to  wind  down  in  1993  reflecting  a reduction of $58.6 million to $124.3 million at December 31, 1993 from $182.9 million at December 31, 1992. In conjunction with the winding down of the GEFG portfolio, GEFG, in December 1993, surrendered the banking license of the United Kingdom bank and, therefore, will not be taking in any more customer deposits. Additional geographic information can be found in Note L of Notes to Consolidated Financial Statements.

     The reserve for possible credit losses ("reserve") declined in 1993 by $5.0 million to $64.3 million at December 31, 1993 from $69.3 million at December 31, 1992. The decline was principally attributable to write-offs of $12.6 million ($5.0 million of which were in GEFG), partially offset by provisions for possible credit losses made in connection with the growth in funds employed. The reserve is believed to be adequate at December 31, 1993 at 2.3% of funds employed and 62.6% of nonaccruing assets.

     Nonaccruing contracts and repossessed assets were $102.6 million at December 31, 1993 compared to $100.4 million at December 31, 1992. This increase is comprised of a $12.3 million increase in the domestic portfolio (to $90.3 million at December 31, 1993) partially offset by a decrease of $10.1 million in GEFG's portfolio (to $12.3 million at December 31, 1993). Nonaccruing contracts and repossessed assets as a percent of funds employed declined to 3.6% at December 31, 1993 from 4.0% at December 31, 1992. For more information on write-offs and nonaccruing assets see Note C of Notes to Consolidated Financial Statements.

     The Company's outstanding debt of approximately $2,107 million (including $25 million of redeemable preferred stock) was 6.1 times its equity base of $345 million at December 31, 1993. The Company also had deferred taxes of $198 million at that date to help finance its lending activities.

     Growth in funds employed is typically financed by internally generated cash flow and additional borrowings. During 1993, GFC issued $200 million of new senior debt, which, together with general corporate funds and net borrowings through the issuance of commercial paper, was used to finance new business and redeem or retire $200 million of maturing debt.

     GFC satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, GFC relies on the issuance of commercial paper as a major funding source. During 1993, GFC issued $3.3 billion of commercial paper (with an average of $294 million outstanding during the year) and raised $200 million through new long-term senior notes of two to ten year durations. Commercial paper and short-term borrowings are supported by a $700 million unused long-term revolving bank credit agreement. Debt repayments in 1993 included the prepayment ($145 million) of six term loans due February 1994 to August 1996.

     GFC generally mitigates the volatility of interest rate changes by matching the terms of its investments in new and existing transactions with approximate similar terms and duration applicable to its funding sources. Generally, fixed-rate assets are financed with fixed-rate debt and floating-rate assets are financed with floating-rate debt. GFC also balances the maturities of its investments so that sufficient cash flow is available to service anticipated debt requirements. In the third quarter of 1993, GFC entered into four three-year interest rate hedge agreements on $750 million of floating-rate borrowings to effectively guarantee a spread of approximately 2.3% between its borrowing rate (LIBOR) and the Prime interest rate.

     GFC  had  outstanding  31  interest  rate  conversion  agreements  with
notional  principal amounts  totaling  $1.3 billion.    Six agreements  with
notional principal amounts of $180 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 8.3% to 9.8% (remaining terms of three months to five years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 25 agreements with notional principal amounts of $1.1 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month LIBOR (remaining terms of five months to nine years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.6%. The agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions.

     GFC's aggregate cost of funds  has declined to 6.3% for 1993  from 7.2%
in 1992.   GFC's cost of  and access to  capital resources is  significantly influenced by its debt ratings.

     Recent Developments and Business Outlook
     On February 1, 1993, GFC purchased the Asset Based Lending Division of U.S. Bancorp Financial, Inc., a wholly owned subsidiary of U.S. Bancorp, for approximately $70 million in cash. The primary focus of the Asset Based Finance group, which is based in Los Angeles and recently opened an office in Chicago, is to offer revolving lines of credit and term loans secured by accounts receivable and inventories on a national basis.

     GFC established a new line of business (in August 1993), the Consumer Rediscount Group, which provides senior financing to independent consumer finance companies. Based in Dallas, Texas, this type of secured lending, known as rediscounting, represents another niche-business for GFC.

     On February 14, 1994, GFC acquired Fleet Financial Group, Inc.'s factoring and asset-based lending subsidiary, Fleet Factors Corp, operating under the trade name Ambassador Factors ("Ambassador"). As of November 30, 1993, Ambassador had a $336 million loan portfolio and generated $810 million of factoring volume in 1993. Its customer base primarily consists of small to medium-sized textile and apparel manufacturers in the factoring operation and similar sized manufacturers, distributors and wholesalers in the asset-based lending business. See Note N of Notes to Consolidated Financial Statements.

     On March 4, 1994, GFC Financial announced the signing of a definitive purchase agreement under which it will acquire all of the stock of TriCon Capital Corporation ("TriCon"), an indirect wholly-owned subsidiary of Bell Atlantic Corporation, in an all cash transaction. The transaction is subject to regulatory approvals and certain other conditions. TriCon is a $1.8 billion niche-oriented provider of commercial and equipment leasing services. TriCon's marketing orientation fits well with GFC's focus on value-added products and services in focused niches of the commercial finance business and further diversifies GFC's asset base. See Note N to Notes to Consolidated Financial Statements.

     The expanding and improving U.S. and United Kingdom economies, are predicted to stimulate business investment and pave the way for stronger growth. Signs of these changes are becoming evident to the Company by the improved liquidity in its domestic Commercial Real Estate and Communication Finance businesses, as well as reduced nonaccruals in the European Consumer Finance portfolio. Strategies implemented during 1993 position the Company to take advantage of the improving domestic economy and to expand its financial services operations into three new niche businesses.

     New Accounting Standards
     In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits". Analogous to SFAS No. 106 for postretirement benefits, this standard requires companies to accrue for estimated future postemployement benefit expenses during the periods when employees are working. Postemployment benefits are any benefits other than retirement benefits that are provided after employment is discontinued. This standard must be adopted for fiscal years beginning after December 15, 1993, which for the Company would be 1994. Based on management's review, the adoption of the new standard will not have a material impact on the Company's financial position or results of operations.

     The FASB has issued a new accounting standard, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This standard requires that impaired loans that are within the scope of this statement generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. The impact of the new standard, which is effective for fiscal years beginning after December 15, 1994, has not yet been determined.

     New accounting standards adopted by GFC in 1993 included SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"). The disclosure required by this statement is included in Note G of Notes to Consolidated Financial Statements.

                           MANAGEMENT'S REPORT ON
                   RESPONSIBILITY FOR FINANCIAL REPORTING

     The management of Greyhound Financial Corporation is responsible for the preparation, integrity and objectivity of the financial statements and other financial information included in this Annual Report. The financial statements are presented in accordance with generally accepted accounting principles reflecting, where applicable, management's best estimates and judgments.
     Management of the Company has established and maintains a system of internal controls to reasonably assure the fair presentation of the financial statements, the safeguarding of the Company's assets and the prevention or detection of fraudulent financial reporting. The internal control structure is supported by careful selection and training of personnel, documented policies and procedures and regular review by both internal auditors and the independent auditors.
     The Board of Directors, through its Audit Committee, also oversees the financial reporting of the Company and its adherence to established procedures and controls. Periodically, the Audit Committee meets, jointly and separately, with management, the internal auditors and the independent auditors to review auditing, accounting and financial reporting matters.
     The Company's financial statements have been audited by Deloitte & Touche, independent auditors. Management has made available to Deloitte & Touche all of the Company's financial records and related data, and has made valid and complete written and oral representations and disclosures in connection with the audit.
     Management believes it is essential to conduct its business in accordance with the highest ethical standards, which are characterized and set forth in the Company's written Code of Conduct. These standards are communicated to all of the Company's employees.


Samuel L. Eichenfield
Chairman, President & Chief Executive Officer


Bruno A. Marszowski
Vice President - Controller


Derek C. Bruns
Director - Internal Audit
GFC Financial Corporation

<AUDIT-REPORT>
                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Greyhound Financial Corporation


     We have audited the accompanying consolidated balance sheet of Greyhound Financial Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Greyhound Financial Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.



Deloitte & Touche
Phoenix, Arizona
March 4, 1994

</AUDIT-REPORT>

                         CONSOLIDATED BALANCE SHEET
                           (Dollars in Thousands)


                                   ASSETS

- ----------------------------------------------------------------------------
December 31,                                       1993         1992
- ----------------------------------------------------------------------------
Cash and cash equivalents                       $     2,859  $    19,120

Investment in financing transactions:
 Loans and other financing contracts, less
  unearned income of $72,747 and $122,381,
  respectively                                    2,343,755    1,919,371
 Leveraged leases                                   283,782      269,370
 Operating and direct financing leases              219,034      239,782
 Related party advances                                           57,321
- ----------------------------------------------------------------------------
                                                  2,846,571    2,485,844

 Less reserve for possible credit losses            (64,280)     (69,291)
- ----------------------------------------------------------------------------

     Investment in financing transactions -
      net                                         2,782,291    2,416,553

Other assets and deferred charges                    49,747       44,653
- ----------------------------------------------------------------------------

                                                $ 2,834,897  $ 2,480,326

============================================================================


               See notes to consolidated financial statements.

                    LIABILITIES AND STOCKHOLDER'S EQUITY

- ----------------------------------------------------------------------------
December 31,                                       1993         1992
- ----------------------------------------------------------------------------
Liabilities:
 Accounts payable and accrued expenses          $    30,158  $    27,613
 Due to Parent                                      130,760
 Customer deposits                                    3,064       15,064
 Interest payable                                    23,633       29,062
 Short-term debt                                        510        1,360
 Senior debt                                      1,991,986    1,806,433
 Subordinated debt                                   86,790       75,916
 Deferred income taxes                              197,705      174,090
- ----------------------------------------------------------------------------
                                                  2,464,606    2,129,538
- ----------------------------------------------------------------------------


Redeemable preferred stock                           25,000       25,000
- ----------------------------------------------------------------------------

Stockholder's equity:
 Common stock, $1 par value, 100,000 shares
   authorized, 25,000 shares outstanding                 25           25
 Additional capital                                 298,665      298,665
 Retained income                                     54,374       33,783
 Cumulative translation adjustments                  (7,773)      (6,685)
- ----------------------------------------------------------------------------
                                                    345,291      325,788
- ----------------------------------------------------------------------------

                                                $ 2,834,897  $ 2,480,326
============================================================================


               See notes to consolidated financial statements.

                    STATEMENT OF CONSOLIDATED OPERATIONS
                           (Dollars in Thousands)

- ----------------------------------------------------------------------------
Years Ended December 31,                  1993        1992        1991
- ----------------------------------------------------------------------------
Interest and other income               $218,171    $210,873    $212,706
Lease income                              30,529      29,933      38,766
- ----------------------------------------------------------------------------
Interest earned from financing           248,700     240,806     251,472
transactions
Interest expense                         126,152     136,107     157,560
- ----------------------------------------------------------------------------

Interest margins earned                  122,548     104,699      93,912
- ----------------------------------------------------------------------------
Provision for possible credit losses       5,706       6,740      12,687
Restructuring and other charges                                   65,000
- ----------------------------------------------------------------------------
                                           5,706       6,740      77,687
- ----------------------------------------------------------------------------
Net interest margins earned              116,842      97,959      16,225
Gains on sale of assets                    5,439       3,362       6,684
- ----------------------------------------------------------------------------
                                         122,281     101,321      22,909
- ----------------------------------------------------------------------------
Selling, administrative and other         58,158      50,728      46,923
operating expenses
Transaction costs of the Distribution                             13,000
- ----------------------------------------------------------------------------
                                          58,158      50,728      59,923
- ----------------------------------------------------------------------------

Income (loss) before income taxes         64,123      50,593     (37,014)
Income taxes:
 Current and deferred                     22,825      13,843       1,728
 Adjustment to deferred taxes              4,857
- ----------------------------------------------------------------------------
                                          27,682      13,843       1,728
- ----------------------------------------------------------------------------
NET INCOME (LOSS)                        $36,441     $36,750    $(38,742)
============================================================================


               See notes to consolidated financial statements.

               STATEMENT OF CONSOLIDATED STOCKHOLDER'S EQUITY
                           (Dollars in Thousands)

- ----------------------------------------------------------------------------

Years Ended December 31,                  1993        1992        1991
- ----------------------------------------------------------------------------
COMMON STOCK:
 Balance, beginning and end of year           $25         $25         $25
- ----------------------------------------------------------------------------

ADDITIONAL CAPITAL:
 Balance, beginning of year               298,665     270,680     272,355
 Contributions from (distribution to)
   The Dial Corp                                       27,985      (1,675)
- ----------------------------------------------------------------------------
 Balance, end of year                     298,665     298,665     270,680
- ----------------------------------------------------------------------------

RETAINED INCOME:
 Balance, beginning of year                33,783      10,605      64,382
 Net income (loss)                         36,441      36,750     (38,742)
 Dividends                                (15,850)    (13,572)    (15,035)
- ----------------------------------------------------------------------------
 Balance, end of year                      54,374      33,783      10,605
- ----------------------------------------------------------------------------

CUMULATIVE TRANSLATION ADJUSTMENTS:
 Balance, beginning of year                (6,685)     (1,639)        351
 Unrealized translation loss               (1,088)     (5,046)     (1,990)
- ----------------------------------------------------------------------------
 Balance, end of year                      (7,773)     (6,685)     (1,639)
- ----------------------------------------------------------------------------
STOCKHOLDER'S EQUITY                     $345,291    $325,788    $279,671
============================================================================


               See notes to consolidated financial statements.

                    STATEMENT OF CONSOLIDATED CASH FLOWS
                           (Dollars in Thousands)

- ----------------------------------------------------------------------------
Years Ended December 31,                    1993        1992        1991
- ----------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income (loss)                         $36,441     $36,750    $(38,742)
 Adjustments to reconcile net income
  (loss) to net cash provided (used) by
  operating activities:
  Provision for possible credit losses       5,706       6,740      77,687
  Gains on sale of assets                   (5,439)     (3,362)     (6,684)
  Deferred income taxes                     21,608      (4,837)    (17,760)
  Increase in accounts payable and
   accrued expenses                          2,545       4,418      19,275
  Decrease in customer deposits            (12,287)       (577)   (126,979)
  (Decrease) increase in interest
   payable                                  (5,429)      3,576      (4,906)
  Other                                       (475)    (10,019)     29,035
- ----------------------------------------------------------------------------
     Net cash provided (used) by
      operating activities                  42,670      32,689     (69,074)
- ----------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Proceeds from sale of assets                5,681      22,657      35,141
 Principal collections on financing
  transactions                             644,939     454,390     338,451
 Expenditures for financing
  transactions                          (1,007,794)   (682,369)   (525,659)
 Purchase of subsidiary                    (69,808)
 Net related party advances                 57,321     (57,321)
 Other                                         221         392      (5,213)
- ----------------------------------------------------------------------------
     Net cash used by investing
      activities                          (369,440)   (262,251)   (157,280)
- ----------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Borrowings                                646,701     974,232     760,947
 Repayment of borrowings                  (451,102)   (829,212)   (539,609)
 Issuance of preferred stock                            25,000
 Advances and contributions from The
  Dial Corp                                             54,331      32,575
 Net advances from Parent                  130,760
 Dividends                                 (15,850)    (13,572)    (15,035)
- ----------------------------------------------------------------------------
     Net cash provided by financing        310,509     210,779     238,878
      activities
- ----------------------------------------------------------------------------
(Decrease) increase in cash and cash
 equivalents                               (16,261)    (18,783)     12,524
Cash and cash equivalents, beginning of
 year                                       19,120      37,903      25,379
- ----------------------------------------------------------------------------
Cash and cash equivalents, end of year      $2,859     $19,120     $37,903
============================================================================


               See notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                      (Dollars in Thousands in Tables)


NOTE A              SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Principles of Consolidation--On March 3, 1992, The Dial Corp's ("Dial") shareholders approved the spin-off to its shareholders of GFC Financial Corporation ("GFC Financial"), a newly-formed Delaware corporation, which comprised Dial's former commercial lending and mortgage insurance subsidiaries. In connection with the spin-off, the holders of common stock of Dial received a distribution of one share of common stock of GFC Financial for every two shares of Dial common stock (the "Distribution").

     Prior to the Distribution, Dial contributed its 100% ownership interest in companies constituting the Greyhound European Financial Group ("GEFG") and Greyhound BID Holding Corp. ("BID") to Greyhound Financial Corporation ("GFC") and contributed all of the common stock of GFC (collectively the "Company") to GFC Financial.

     The historical consolidated financial statements of GFC and subsidiaries have been retroactively restated to include the accounts and results of operations of GFC, GEFG and BID for all periods presented as if a pooling of interests of companies under common control. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

     These consolidated financial statements are prepared in accordance with generally accepted accounting principles. Described below are those accounting policies particularly significant to GFC, including those selected from acceptable alternatives.

     Financing Transactions--For loans and other financing contracts earned income is recognized over the life of the contract, using the interest method.

     Leases that are financed by nonrecourse borrowings and meet certain other criteria are classified as leveraged leases. For leveraged leases, aggregate rentals receivable are reduced by the related nonrecourse debt service obligation including interest ("net rentals receivable"). The difference between (a) the net rentals receivable and (b) the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the lease at a constant rate of return on the positive net investment, which includes the effects of deferred income taxes.

     For operating leases, earned income is recognized on a straight-line basis over the lease term and depreciation is taken on a straight-line basis over the estimated useful life. Operating lease income is net of depreciation and related expenses.

     For leases classified as direct financing leases, the difference between (a) aggregate lease rentals and (b) the cost of the related assets less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the contracts using the interest method.

     Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due (other than consumer finance accounts of GEFG, which are considered nonaccruing when 180 days past due) or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

     The reserve for possible credit losses is available to absorb credit losses. The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written-off or written-down when the probability of loss has been established in amounts determined to cover such losses after giving consideration to the customer's financial condition, the value of the underlying collateral and any guarantees. Any deficiency between the carrying amount of an asset and the ultimate sales price of repossessed collateral is charged to the reserve for possible credit losses. Recoveries of amounts previously written-off as uncollectible are credited to the reserve for possible credit losses.

     Repossessed assets are carried at the lower of cost or fair value. Loans classified as in-substance foreclosures are included in repossessed assets. Loans are classified as in-substance foreclosed assets, even though legal foreclosure has not occurred, when (i) the borrower has little or no equity in the collateral at its current fair value, (ii) proceeds for repayment are expected to come only from the operation or sale of the collateral and (iii) it is doubtful that the borrower will rebuild equity in the collateral or otherwise repay the loan in the foreseeable future.

     The Financial Accounting Standards Board ("FASB") has issued a new accounting standard, SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This standard requires that impaired loans that are within the scope of this statement generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. The impact of the new standard, which is effective for fiscal years beginning after December 15, 1994, has not yet been determined.

     Pension and Other Benefits--Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Net periodic pension cost for GFC is based on the provisions of SFAS No. 87, "Employers' Accounting for Pensions". Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

     Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires accrual of such benefits during the years the employees provide services. Prior to 1993, the costs of such benefits were expensed as incurred. See Note G of Notes to Consolidated Financial Statements for further information.

     In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits". Analogous to SFAS No. 106 for postretirement benefits, this standard requires companies to accrue for estimated future postemployement benefits during the periods when employees are working. Postemployment benefits are any benefits other than retirement benefits that are provided after employment is discontinued. This standard must be adopted for fiscal years beginning after December 15, 1993, which for the Company would be 1994. Based on management's review, the adoption of the new standard will not have a material impact on the Company's financial position or results of operations.

     Income Taxes--Income taxes are provided based upon the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

     Cash Equivalents--For purposes of the Statement of Consolidated Cash Flows, the Company has classified highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

     Reclassifications--Certain reclassifications have been made to the 1992 financial statements to conform to the 1993 presentation.


NOTE B         INVESTMENT IN FINANCING TRANSACTIONS

     The Company provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, leveraged leases, operating leases and direct financing leases). At December 31, 1993 and 1992, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $2,846,571,000 and $2,485,844,000 (before reserve for possible credit losses), respectively, and consisted of the following types of loans and collateral:

- ----------------------------------------------------------------------------
                                                          Percent of Total
                                                           Carrying Amount
- ----------------------------------------------------------------------------
                                                           1993     1992
- ----------------------------------------------------------------------------
Resort receivables                                          19.8%     18.3%
Aircraft and related equipment                              19.6      19.1
Communications finance                                      17.8      16.2
Commercial real estate                                      12.4      18.1
Real estate leveraged leases                                 6.9       7.3
Asset based finance                                          6.2
Production and processing equipment                          4.7       5.8
Land receivables                                             2.6       3.7
Railroad equipment                                           2.6       2.5
Consumer finance (GEFG)                                      1.6       2.3
Commercial vehicles                                          0.4       1.4
Other (1)                                                    5.4       5.3
- ----------------------------------------------------------------------------
                                                           100.0%    100.0%
============================================================================

(1) The category "Other" includes different classes of commercial and industrial contract receivables, none of which accounted for more than 1% of the aggregate carrying amount of the net investment in financing transactions.

     The Company's investment in financing transactions outside of the United States at December 31 consisted of the following:

- ----------------------------------------------------------------------------
                                                     1993         1992
- ----------------------------------------------------------------------------
Europe, primarily United Kingdom                   $  196,499   $  206,893
Mexico                                                 30,952       33,827
Other countries                                        17,740       38,168
- ----------------------------------------------------------------------------
                                                   $  245,191   $  278,888
============================================================================

     The Company's investment in financing transactions is primarily settled in U.S. dollars, except for approximately $100,000,000 and $128,000,000 at December 31, 1993 and 1992, respectively, which is primarily due in British pounds. The exchange rate of British pounds to dollars at December 31, 1993 and 1992 was 1.48:1 and 1.52:1, respectively.

     Aggregate installments on loans and other financing contracts, leveraged leases, operating leases and direct financing leases at December 31, 1993 (excluding repossessed assets of $77,024,000 and estimated residual values) are due during each of the years ending December 31, 1994 to 1998 and thereafter as follows:

- ----------------------------------------------------------------------------
                                                                    There-
                        1994     1995     1996     1997     1998     after
- ----------------------------------------------------------------------------
Domestic:
 Loans and other
  financing
  contracts:
  Commercial:
   Fixed interest
    rate              $ 80,796 $ 77,294 $ 72,707 $ 45,984 $ 31,600 $ 81,838
   Floating
    interest rate      179,164  211,921  218,987  141,294  126,221   75,418
  Real Estate:
   Fixed interest
    rate                61,416   43,634   39,777   27,935   18,702   46,941
   Floating
    interest rate      147,101  167,375  147,507   92,831   53,461   39,204
  Leveraged leases       4,834    5,385    7,282   13,862    8,395  171,883
  Operating and
   direct
   financing
   leases,
   primarily at
   fixed
   interest rates       21,120   20,389   29,295   17,907   16,873  115,737
- ----------------------------------------------------------------------------
                       494,431  525,998  515,555  339,813  255,252  531,021
- ----------------------------------------------------------------------------

Foreign, primarily
 at floating
 interest rates:
  Loans and other
   financing
   contracts            10,078    6,429    8,915   16,007   23,700
  Consumer Finance      14,122    7,858    7,212    9,617    5,255    1,200
  Operating and
   direct
   financing
   leases                4,284    3,038    4,343    2,496    2,870
- ----------------------------------------------------------------------------
                        28,484   17,325   20,470   28,120   31,825    1,200
- ----------------------------------------------------------------------------
                      $522,915 $543,323 $536,025 $367,933 $287,077 $532,221
============================================================================

     The net investment in leveraged leases at December 31 consisted of the following:

- ----------------------------------------------------------------------------
                                                      1993         1992
- ----------------------------------------------------------------------------
Rentals receivable                                 $1,377,107   $1,451,925
Less principal and interest payable on
 nonrecourse debt                                  (1,165,466)  (1,237,776)
- ----------------------------------------------------------------------------
Net rentals receivable                                211,641      214,149
Estimated residual values                             306,894      306,691
Less unearned income                                 (234,753)    (251,470)
- ----------------------------------------------------------------------------
Investment in leveraged leases                        283,782      269,370
Less deferred taxes arising from leveraged leases    (223,006)    (206,342)
- ----------------------------------------------------------------------------
Net investment in leveraged leases                    $60,776      $63,028
============================================================================

     The components of income from leveraged leases, before the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

- ----------------------------------------------------------------------------
                                                1993      1992      1991
- ----------------------------------------------------------------------------
Lease and other income                         $11,376   $ 9,172   $16,421
Income tax expense                               8,363     2,757     4,903
- ----------------------------------------------------------------------------

     The investment in operating and direct financing leases at December 31 consisted of the following:

- ----------------------------------------------------------------------------
                                                     1993         1992
- ----------------------------------------------------------------------------
Operating leases                                    $147,222     $100,911
Direct financing leases:
  Rentals receivable                                  91,153      154,463
  Estimated residual values                           23,121       42,158
  Unearned income                                    (42,462)     (57,750)
- ----------------------------------------------------------------------------
                                                      71,812      138,871
- ----------------------------------------------------------------------------
Investment in operating and direct financing
 leases                                             $219,034     $239,782
============================================================================

     The investment in operating leases is net of accumulated depreciation of $10,601,000 and $4,110,000 as of December 31, 1993 and 1992,
respectively. Depreciation expense relating to equipment held under operating leases was $6,491,000, $2,531,000 and $1,685,000 in 1993, 1992 and
1991, respectively.

     The Company has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily Prime interest rates and the London Interbank Offered Rate ("LIBOR"). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) at December 31 was as follows:

- ----------------------------------------------------------------------------
                                                      1993         1992
- ----------------------------------------------------------------------------
Receivables due on financing transactions          $1,661,602   $1,368,412
Estimated residual values                                            8,162
Less unearned income                                  (25,928)     (34,899)
- ----------------------------------------------------------------------------
Investment in loans and leases                     $1,635,674   $1,341,675
============================================================================

     Interest earned from financing transactions with floating interest rates was approximately $154,000,000 in 1993, $127,000,000 in 1992 and
$128,000,000 in 1991. The adjustments, which arise from changes in index rates, can have a significant effect on interest earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates.

     At December 31, 1993, the Company had a committed backlog of new business of approximately $420,000,000 compared to $317,000,000 at December 31, 1992.


NOTE C         RESERVE FOR POSSIBLE CREDIT LOSSES

     The following is an analysis of the reserve for possible credit losses for the years ended December 31:

- ----------------------------------------------------------------------------
                                              1993       1992       1991
- ----------------------------------------------------------------------------
Balance, beginning of year                   $69,291    $87,600    $77,098
Provision for possible credit losses (1)       5,706      6,740     77,687
Write-offs (1)                               (12,575)   (23,661)   (68,346)
Recoveries                                       717        749        663
Other                                          1,141     (2,137)       498
- ----------------------------------------------------------------------------
Balance, end of year                         $64,280    $69,291    $87,600
============================================================================


(1) In the fourth quarter of 1991, the Company recorded a special provision for possible credit losses of $65,000,000 and recorded write-offs of $15,000,000 related to nonearning assets in the GEFG portfolio and a $47,759,000 write-down to reduce Latin American assets to current market value.

     Write-offs by major loan and collateral types experienced by the Company during the years ended December 31 are as follows:

- ----------------------------------------------------------------------------
                                             1993       1992       1991
- ----------------------------------------------------------------------------
Consumer finance (GEFG)                   $    4,071 $   10,176 $   13,687
Commercial real estate                         3,082      8,904      2,894
Manufacturing and processing equipment         2,242      1,908        604
Commercial vehicles                            1,579                    67
Communications finance                         1,488      1,500      1,200
Maritime                                                    906
Latin America                                                       47,759
Other                                            113        267      2,135
- ----------------------------------------------------------------------------
                                          $   12,575 $   23,661 $   68,346
============================================================================
Write-offs as a percentage of investment
 in financing transactions                     0.44%      0.95%      3.00%
============================================================================

     An  analysis  of  nonaccruing   contracts  and  repossessed  assets  at
December 31 is as follows:

- ----------------------------------------------------------------------------
                                                           1993      1992
- ----------------------------------------------------------------------------
Nonaccruing contracts:
 Domestic                                               $  13,263 $  24,031
 Foreign                                                   12,320    22,400
- ----------------------------------------------------------------------------
Total nonaccruing contracts                                25,583    46,431
- ----------------------------------------------------------------------------
Repossessed assets:
 Domestic                                                  77,001    53,931
 Foreign                                                       23        60
- ----------------------------------------------------------------------------
Total repossessed assets                                   77,024    53,991
- ----------------------------------------------------------------------------
Total nonaccruing contracts and repossessed assets      $ 102,607 $ 100,422
============================================================================

Nonaccruing contracts and repossessed assets as a
  percentage of investment in financing transactions         3.6%      4.0%
============================================================================

     In addition to the repossessed assets included in the above table, the Company had repossessed assets, with a total carrying amount of $48,956,000 and $21,509,000 at December 31, 1993 and 1992 which earned income of $2,700,000 and $1,900,000 during 1993 and 1992, respectively.

     In the normal course of business, the Company has renegotiated and modified certain contracts with respect to rates and other terms. At December 31, 1993 and 1992, the Company had approximately $47,000,000 and $68,000,000, respectively, of these rewritten contracts requiring disclosure under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". These contracts are yielding, on a weighted average basis, a return of approximately 9.3%.

     Had all contracts placed in a nonaccrual status outstanding at December 31, 1993, 1992 and 1991, respectively, remained accruing, interest earned would have been increased by approximately $6,000,000, $7,500,000 and $11,300,000, respectively, for domestic contracts and $5,000,000, $5,100,000 and $9,100,000, respectively, for foreign contracts. Income recognized on these accounts was approximately $1,732,000, $589,000 and $1,100,000 for domestic contracts during the years 1993, 1992 and 1991, respectively.


NOTE D              DEBT

     The Company satisfies its short-term financing requirements from bank lines of credit, other bank loans, public medium-term notes and the issuance of commercial paper. In conjunction with the winding down of the GEFG portfolio, GEFG, in December 1993, surrendered the banking license of the United Kingdom bank and, therefore, will not be taking in any more customer deposits. At December 31, 1993, short-term bank loans and commercial paper of $515,876,000 (net of unamortized discount) are considered to be long-term debt because they are supported by an unused long-term revolving bank credit agreement of $700,000,000.

     The  following  information  pertains   to  all  short-term  financing,
including bank loans and commercial paper (considered to be long-term debt), for the years ended December 31:

- ---------------------------------------------------------------------------
                                             1993       1992       1991
- ---------------------------------------------------------------------------
Maximum amount of short-term debt
 outstanding during year                  $  516,386 $  504,829 $  533,446
Average short-term debt outstanding
 during year                                 336,672    322,176    448,174
Weighted average short-term interest
 rates at end of year:
 Short-term borrowings                          3.5%       4.1%       8.1%
 Commercial paper*                              3.6%       4.2%       5.6%
 Weighted average interest rate on short-
  term debt outstanding during year*            3.5%       4.3%       6.9%
- ----------------------------------------------------------------------------

*    Exclusive  of  the  cost  of  maintaining  bank  lines  in  support  of
     outstanding  commercial   paper  and  the  effects   of  interest  rate
     conversion agreements.

     Senior and subordinated debt at December 31 was as follows:

- ----------------------------------------------------------------------------
                                                      1993         1992
- ----------------------------------------------------------------------------
Senior debt:
   Commercial paper and short-term bank loans
    supported by unused long-term bank revolving
    credit agreements, less unamortized discount     $515,876     $330,141
   Medium-term notes due to 2003, 4.6% to 12.5%       751,500      591,433
   Term loans payable to banks due to 1996, 4.2%      150,000      310,000
   Senior notes due to 2002, 8.3% to 16.0%, less
    unamortized discount                              555,666      555,147
   Nonrecourse installment notes due to 2002,
    10.6% (assets of $25,613 and $25,579,
    respectively, pledged as collateral)               18,944       19,712
- ----------------------------------------------------------------------------
Total senior debt                                   1,991,986    1,806,433
- ----------------------------------------------------------------------------
Subordinated debt:
    Senior subordinated loans, due 1994, 14.1%         92,270       92,270
    Less unamortized discount                          (5,480)     (16,354)
- ----------------------------------------------------------------------------
Total subordinated debt                                86,790       75,916
- ----------------------------------------------------------------------------
TOTAL                                              $2,078,776   $1,882,349
============================================================================

     Aggregate commitments under the Company's domestic revolving credit agreement availability was $700,000,000 at December 31, 1993. Under the terms of this agreement, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the banks' Prime rate for domestic dollar advances or LIBOR for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. The Company, in the event it becomes advisable, intends to exercise its right under this agreement to borrow for the purpose of refinancing commercial paper and short-term bank loans.

     The credit agreement for $700,000,000, described in the preceding paragraph, will be subject to renewal in May 1996. If the credit facility with any or all of the participating banks is not renewed, the Company may, at its option, repay the non-renewing banks' outstanding participation, if any, immediately or in equal quarterly installments over a four year period.

     As of December 31, 1993, the Company had outstanding 31 interest rate conversion agreements with notional principal amounts totaling $1,320,000,000. Six agreements with notional principal amounts of $180,000,000 were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 8.3% to 9.8% (remaining terms of three months to five years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 25 agreements with notional principal amounts of $1,140,000,000 were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month LIBOR (remaining terms of five months to nine years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.6%. In the third quarter of 1993, GFC entered into four three-year interest rate hedge agreements on $750 million of floating-rate borrowings to effectively guarantee a spread of approximately 2.3% between its borrowing rate (LIBOR) and the Prime interest rate. The agreements have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions.

     Annual maturities of long-term debt outstanding at December 31, 1993 due through June 2003 (excluding the amount supported by the revolving credit agreements expected to be renewed) will approximate $179,392,000
(1994),  $192,135,000  (1995),  $163,030,000  (1996),  $198,747,000  (1997),
$204,072,000 (1998) and $625,524,000 (thereafter).

     The  agreements pertaining  to long-term  debt of  GFC include  various restrictive covenants and require the maintenance of certain defined financial ratios with which GFC has complied. Under one of these covenants, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991. As of December 31, 1993, GFC had $7,174,000 of excess accumulated earnings available for distribution.

     Total interest paid is not significantly different from interest expense.


NOTE E              REDEEMABLE PREFERRED STOCK

     On July 30, 1993, GFC Financial acquired 2,500 shares of GFC's Series A Redeemable Preferred Stock ("GFC Preferred Stock") from a subsidiary of Dial. The GFC Preferred Stock was issued in connection with the
Distribution for a purchase price of $25 million in cash. The GFC Preferred Stock, par value of $10,000 per share, entitles the holder thereof to receive cash dividends at the annual rate of 9%, payable quarterly, but only, when, as and if declared by the Board of Directors of GFC, and such dividends shall be cumulative (provided that such rate shall increase to 15% per annum in the event that GFC fails to redeem such shares on July 1, 1997). The GFC Preferred Stock has a liquidation preference of $10,000 per share, and ranks prior to the common stock, par value $1 per share, of GFC (the "GFC Common Stock"), both as to payment of dividends and as to distribution of assets upon liquidation, dissolution or winding up of GFC.

     The GFC Preferred Stock is redeemable, in whole or in part, at the option of GFC, at $10,000 in cash per share plus accrued and unpaid dividends, and must be redeemed, on July 1, 1997, for $10,000 per share. In addition, the GFC Preferred Stock must be redeemed if, prior to July 1, 1997, GFC receives at least $25 million of proceeds from the issuance of additional preferred or common stock or other contributions to its capital. With the consent of the holders of at least two thirds of the GFC Preferred Stock, GFC may defer the mandatory redemption beyond July 1, 1997, for a specified period of time.

     Each share of GFC Preferred Stock has one vote and votes together with the GFC Common Stock on all matters submitted to a vote of the shareholders of GFC. There are 25,000 shares of GFC Common Stock issued and outstanding, all of which are owned by GFC Financial. Thus, the GFC Preferred Stock represents approximately 9% of the voting securities of GFC.


NOTE F              INCOME TAXES

     Prior to the Distribution, Dial credited or charged the Company an amount equal to the tax reductions realized or tax payments made by Dial as a result of including the Company's tax results and credits in Dial's consolidated federal and other applicable income tax returns. In all other respects, the Company's tax provisions have been computed on a separate return basis.

     The consolidated provision (benefit) for income taxes consist of the following for the years ended December 31:

- ----------------------------------------------------------------------------
                                             1993       1992       1991
- ----------------------------------------------------------------------------
Current:
 United States:
     Federal                                 $4,976    $16,265    $20,087
     State                                    1,254      2,069      1,364
 Foreign                                       (156)       346     (1,963)
- ----------------------------------------------------------------------------
                                              6,074     18,680     19,488
- ----------------------------------------------------------------------------
Deferred:
 United States                               21,608     (2,377)   (17,760)
 Foreign                                                (2,460)
- ----------------------------------------------------------------------------
                                             21,608     (4,837)   (17,760)
- ----------------------------------------------------------------------------

Provision for income taxes                  $27,682    $13,843     $1,728
============================================================================

     Deferred income taxes relate to the following principal temporary differences:

- ----------------------------------------------------------------------------
                                              1993       1992       1991
- ----------------------------------------------------------------------------
Lease and other contract income and
 related depreciation                        $13,791     $3,882     $6,244
Gains on sale of assets                       (1,377)     1,726    (16,732)
Provision for possible credit losses            (277)     1,551     (8,175)
Recognition of deferred intercompany gain                (7,531)
Adjustment to deferred taxes related to
 the increase in the U.S. federal
 statutory income tax rate                     4,857
Operating expense deferrals                    2,365
Recognition of tax benefit on refinancing
 charges accrued in 1991                                 (3,153)
Minimum tax credit carryforward                1,456
Other                                            793      1,148        903
- ----------------------------------------------------------------------------
Provision (benefit) for deferred income
 taxes                                       $21,608    $(2,377)  $(17,760)
============================================================================

     The benefit for foreign deferred income taxes for the year ended December 31, 1992 relates to operating losses of GEFG. Income taxes paid in 1993, 1992 and 1991 amounted to $10,511,000, $19,096,000 and $16,769,000, respectively.

     The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

- ----------------------------------------------------------------------------
                                                   1993     1992     1991
- ----------------------------------------------------------------------------
Federal statutory income tax rate                   35.0%    34.0%  (34.0%)
State income tax                                     3.4%     2.7%     2.3%
Foreign tax effects                                (2.1%)   (2.4%)    11.7%
Tax provision on intercompany gains resulting
 from the Distribution                                                21.6%
Recognition of tax benefits on refinancing
charges accrued in 1991                                     (6.2%)
Permanent differences on transaction costs                            12.0%
Other                                              (0.7%)   (0.7%)   (8.9%)
- ----------------------------------------------------------------------------
Current provision for income tax                    35.6%    27.4%     4.7%
Adjustment to deferred taxes                         7.6%
- ----------------------------------------------------------------------------
Provision for income taxes                          43.2%    27.4%     4.7%
============================================================================


NOTE G         PENSION AND OTHER BENEFITS

     Pension Benefits
     Net periodic pension (income) cost for the years ended December 31, included the following components:

- ----------------------------------------------------------------------------
                                       United States          Foreign
- ----------------------------------------------------------------------------
                                       1993      1992      1993      1992
- ----------------------------------------------------------------------------
Service cost benefits earned during
 period                                 $603      $493      $215      $341
Interest cost on projected benefit
 obligation                              638       499       293       345
Actual return on plan assets          (1,504)   (1,071)     (736)     (382)
Net amortization and deferral            625       303       459        79
- ----------------------------------------------------------------------------
Periodic pension cost                    362       224       231       383
Curtailment gain                        (777)
- ----------------------------------------------------------------------------
Net periodic pension (income) cost     $(415)     $224      $231      $383
============================================================================

     Assumptions  regarding  the  determination   of  net  periodic  pension
(income) costs were:

- ----------------------------------------------------------------------------
                                            United States      Foreign
- ----------------------------------------------------------------------------
                                             1993    1992    1993    1992
- ----------------------------------------------------------------------------
Discount rate for obligation                  8.5%    9.0%    9.0%    9.0%
Rate of increase in compensation levels       5.5%    6.0%    8.0%    8.0%
Long-term rate of return on assets            9.5%    9.5%    9.0%    9.0%
- ----------------------------------------------------------------------------

     GFC participated in a Dial pension plan and was allocated pension credits of $21,000 for 1991.

     The following table indicates the plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1993 and 1992:

- ----------------------------------------------------------------------------
                                         United States        Foreign
- ----------------------------------------------------------------------------
                                         1993     1992     1993     1992
- ----------------------------------------------------------------------------
Actuarial present value of benefit
 obligations:
 Vested benefit obligations            $12,000   $3,195   $3,440   $3,088
============================================================================
 Accumulated benefit obligations       $12,600   $3,835   $3,440   $3,088
============================================================================
Projected benefit obligation           $14,400   $6,724   $3,755   $3,548
Market value of plan assets,
 primarily equity and fixed income
 securities                             17,606    9,625    3,781    3,319
- ----------------------------------------------------------------------------
Plan asset over (under) projected
  benefit obligation                     3,206    2,901       26     (229)
Unrecognized transition asset             (451)    (285)    (109)    (123)
Unrecognized prior service cost
 reduction                                 404      450       72       96
Unrecognized net loss                    1,804      539      101      254
- ----------------------------------------------------------------------------
Prepaid (accrued) pension costs         $4,963   $3,605      $90      $(2)
============================================================================


     Assumptions regarding the funded status of pension plans are:

- ----------------------------------------------------------------------------
                                           United States      Foreign
- ----------------------------------------------------------------------------
                                            1993    1992    1993    1992
- ----------------------------------------------------------------------------
Discount rate for obligation                7.75%   8.50%   8.00%   9.00%
Rate of increase in compensation levels     4.25%   5.50%   6.00%   8.00%
Long-term rate of return on assets          9.50%   9.50%   9.00%   9.00%
- ----------------------------------------------------------------------------


     There are restrictions on the use of excess pension plan assets in the event of a defined change in control of the Company.

     Postretirement Benefits Other Than Pensions
     Effective January 1, 1993, the Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("OPEB"), which requires the accrual of retiree benefits during the years the employees provide services. OPEB requires the recognition of a transition obligation that represents the aggregate amount that would have accrued in the years prior to adoption of OPEB had the standard been in effect for those years. The Company elected to accrue the transition obligation over 20 years. The adoption of SFAS No. 106 has no cash impact because the plans are not funded and the pattern of benefit payments did not change.

     Net periodic postretirement benefit cost for the year ended December 31, 1993 included the following components:

- ----------------------------------------------------------------------------
Service cost benefits earned during period                          $    55
Interest cost on accumulated postretirement benefit obligation          143
Net amortization and deferral                                            85
- ----------------------------------------------------------------------------
Net periodic postretirement benefit cost                            $   283
============================================================================


     Assumptions regarding the determination of net periodic postretirement benefit costs were:

- ----------------------------------------------------------------------------
Discount rate for obligation                                          8.5%
Rate of increase in compensation levels                               5.5%
Rate of increase in health care costs (1)                            14.0%
============================================================================


(1) Rate of increase in health care costs was 14.0% in 1993, graded to 7.0% in 2000 and thereafter.

     OPEB benefit costs for 1993 are $223,000 higher than postretirement benefits paid and expensed in 1992 due to the adoption of SFAS No. 106. Amounts paid for postretirement benefits in 1992 and 1991 were approximately $60,000 and $38,000, respectively.

     The following table indicates the amounts recognized in the Company's consolidated balance sheet at December 31, 1993:

- ---------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
 Retirees                                                          $ 1,680
 Actives eligible for full benefits                                    230
 Other actives                                                         370
- ---------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                  2,280
Unrecognized transition obligation                                   1,607
Unrecognized net loss                                                  437
- ---------------------------------------------------------------------------
Accrued postretirement benefit cost                                $   236
===========================================================================


     Assumptions regrading the accrued postretirement benefit at December 31, 1993 were:

- ----------------------------------------------------------------------------
Discount rate for obligation                                          7.75%
Rate of increase in compensation levels                               4.25%
Rate of increase in health care costs (1)                            13.25%
- ----------------------------------------------------------------------------


(1) Rate of increase in health care costs was 13.25% in 1993, graded to 6.25% in 2000 and thereafter.

     A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately 7% and the ongoing annual expense by approximately 5%.


NOTE H    TRANSACTIONS WITH DIAL

     Pursuant to the Distribution, the Company and Dial entered into several agreements, including the Distribution Agreement, Tax Sharing Agreement, Sublease Agreement, Interim Services Agreement and Trademark Assignment and Agreement. These agreements do not result in significant additional expenses.

     The Company leases its corporate office facilities from Dial under an agreement which expires March 31, 2001. Annual rentals under the lease are approximately $1,616,000 to 1996 and $1,806,000 thereafter.


NOTE I    LITIGATION AND CLAIMS

     The Company and certain of its subsidiaries are parties either as plaintiffs or defendants to various actions, proceedings and pending claims, including legal actions, certain of which involve claims for compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company or its subsidiaries may be held liable is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

NOTE J    SFAS  NO.  107  -  "DISCLOSURE  ABOUT  FAIR  VALUE  OF   FINANCIAL
          INSTRUMENTS"

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

- ---------------------------------------------------------------------------
                                    1993                    1992
- ---------------------------------------------------------------------------
                            Carrying    Estimated   Carrying    Estimated
                             Amount    Fair Value    Amount    Fair Value
- ---------------------------------------------------------------------------
Balance Sheet - Financial
 Instruments:
 Assets:
  Loans and other
   financing contracts     $ 2,192,192 $ 2,172,154 $ 1,854,761 $ 1,812,864
 Liabilities:
  Senior debt                1,991,986   2,149,387   1,806,433   1,847,875
  Subordinated debt             86,790      88,390      75,916      83,915

Off-Balance Sheet -
 Financial Instruments:
  Interest rate
   conversion agreements        ---         36,361     ----          4,536
- ----------------------------------------------------------------------------

     The carrying values of cash and cash equivalents, accounts payable and accrued expenses, customer deposits, interest payable and short-term debt approximate fair values due to the short-term maturities of these instruments.

     The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

     Loans and other financing contracts:
               The fair  value of  loans and other  financing contracts  was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 1993 and 1992. Management believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry value basis. As of December 31, 1993 and 1992, the fair value of nonaccruing contracts with a carrying amount of $25,583,000 and $46,431,000, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the market place for such loans. As of December 31, 1993 and 1992, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $125,980,000 and $75,500,000, respectively.

     Senior and subordinated debt:
               The fair value of senior and subordinated debt was estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities. The carrying values of commercial paper and borrowings under revolving credit facilities were assumed to approximate fair values due to their short maturities.

     Interest rate conversion agreements:
               The fair values of interest conversion agreements is based on quoted market prices obtained from participating banks and dealers.

               The fair value estimates presented herein were based on information available as of December 31, 1993 and 1992. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 1993 and 1992; therefore, current estimates of fair value may differ significantly from the amounts presented herein.


NOTE K         SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES:

     The following represents a summary of the major components of selling, administrative and other operating expenses for the three years ended December 31:

- --------------------------------------------------------------------------
                                                1993      1992      1991
- --------------------------------------------------------------------------
Salaries and employee benefits               $  29,502 $  27,247 $  24,362
Problem account costs                           11,822     7,642     5,790
Occupancy expense                                4,160     4,494     3,444
Depreciation and amortization                    2,803     1,970     1,502
Other                                            9,871     9,375    11,825
- --------------------------------------------------------------------------
                                             $  58,158 $  50,728 $  46,923
==========================================================================

NOTE L         GEOGRAPHIC INFORMATION

     The Company operates primarily in the United States and Europe. Geographic information for the three years ended December 31, 1993 is shown below:

- ----------------------------------------------------------------------------
                                       Domestic      Europe    Consolidated
- ----------------------------------------------------------------------------
Assets at year end:
 1993                                $  2,699,030 $    135,867 $  2,834,897
 1992                                   2,272,036      208,290    2,480,326
 1991                                   1,960,520      351,332    2,311,852
- ----------------------------------------------------------------------------

Interest earned from financing
transactions:
 1993                                     225,688       23,012      248,700
 1992                                     202,472       38,334      240,806
 1991                                     197,080       54,392      251,472
- ----------------------------------------------------------------------------

Interest margins earned:
 1993                                     106,651       15,897      122,548
 1992                                      83,390       21,309      104,699
 1991                                      73,647       20,265       93,912
- ----------------------------------------------------------------------------

Income (loss) before income taxes:
 1993                                      62,822        1,301       64,123
 1992                                      54,937      (4,344)       50,593
 1991                                    (19,076)     (17,938)     (37,014)
- ----------------------------------------------------------------------------

NOTE M         CONDENSED QUARTERLY RESULTS (UNAUDITED)

- ----------------------------------------------------------------------------
                            First       Second        Third         Fourth
                           Quarter      Quarter      Quarter        Quarter
- ----------------------------------------------------------------------------
 Interest earned from
  financing
  transactions:
  1993                    $  58,262    $  62,356    $  63,450      $ 64,632
  1992                       57,842       60,219       63,100        59,645
- ----------------------------------------------------------------------------
 Interest expense:
  1993                       30,568       31,423       30,788        33,373
  1992                       35,263       33,896       34,580        32,368
- ----------------------------------------------------------------------------
 Gains on sale of
  assets:
  1993                        2,061          179      ---             3,199
  1992                       ---           1,617          196         1,549
- ----------------------------------------------------------------------------
 Non-interest expenses
  (includes provision
  for possible credit
  losses):
  1993                       16,339       15,022       14,389        18,114
  1992                       11,860       14,934       12,760        17,914
- ----------------------------------------------------------------------------
 Net income:
  1993                        8,545       10,323        6,750  (1)   10,823
  1992                        7,185        8,969       10,087        10,509
- ----------------------------------------------------------------------------
(1) Income from continuing operations and net income for the third quarter of 1993 include an adjustment of $4,857,000 representing the effect of recent federal and state income tax increases applicable to deferred income taxes generated by the Company's leveraged lease portfolio.


NOTE N SUBSEQUENT EVENT (Unaudited) - PURCHASE OF AMBASSADOR FACTORS AND TRICON CAPITAL CORPORATION

     On February 14, 1994, GFC acquired Fleet Financial Group, Inc.'s ("Fleet") factoring and asset based lending subsidiary, Fleet Factors Corporation, which operates under the trade name Ambassador Factors ("Ambassador"). The cash purchase price of the acquisition was $248,285,000 and represented Ambassador's stockholder's equity, including a premium ($76,285,000), and repayment of the intercompany balance due from Ambassador to Fleet ($172,000,000). In addition, GFC assumed $111,526,000 due to to factored clients, $4,843,000 of accrued liabilities and $8,800,000 of additional liabilities and transaction costs. The acquisition will be accounted for as a purchase and will create approximately $30,400,000 of goodwill, which will be amortized on a straight line basis over 20 years.

     The acquisition was financed with proceeds received from the sale of GFC Financial's discontinued mortgage insurance subsidiary and cash generated from operations. GFC Financial, simultaneously with the acquisition, increased its investment in GFC by contributing $40,000,000 of intercompany loans as additional paid in capital of GFC.

     On March 4, 1994, GFC signed a definitive purchase agreement under which it will acquire all of the stock of TriCon Capital Corporation ("TriCon") from Bell Atlantic Corporation ("Bell Atlantic"), in an all-cash transaction. This transaction is subject to regulatory approvals and certain other conditions. Accordingly, there can be no assurance that the acquisition will be consummated. The cash purchase price of the acquisition is $344,250,000. In addition, GFC will assume outstanding indebtedness and liabilities of TriCon totaling $1,453,201,000 and additional accrued
liabilities  and  acquisition  costs  of  $7,500,000.   The  acquisition  is
expected to be accounted for as a purchase and will create approximately $69,817,000 of goodwill, which will be amortized on a straight line basis over 20 years.

     The cash purchase price is expected to be financed initially with the proceeds of interim debt and internally generated funds. A portion of the interim debt is expected to be replaced with additional equity to be raised in the near future by GFC Financial in public or private offerings which, together with the remaining intercompany loans from GFC Financial to GFC and other assets, will be contributed as additional paid in capital of GFC. It is not expected that such equity securities of GFC Financial will be
issued   prior to the  consummation  of the  acquisition  of TriCon  by GFC.
There can be no assurance that such an offering or the raising of the interim debt will occur.

     The Company's obligation to consummate the acquisition of TriCon is conditioned upon the receipt of waivers or consents from lenders under certain of the Company's credit and loan agreements with respect to certain financial covenants contained therein. The Company is in the process of obtaining such consents and waivers, believes they will be obtained and will not complete the acquisition until they are obtained. Upon receipt, such waivers and consents will be conditioned upon the receipt by the Company, not later than 120 days following the consummation of the acquisition of TriCon, of the equity investment from GFC Financial referred to above. The failure of GFC Financial to complete the equity offering or offerings and invest the required proceeds in the Company by such date would constitute a default under such credit and loan agreements, unless the Company could obtain additional waivers, consents or amendments to such credit and loan agreements. The Company's inability to obtain additional waivers, consents or amendments to such credit and loan agreements would allow GFC's lenders to declare an event of default and could result in the acceleration of the indebtedness due thereunder. Such default and/or acceleration would constitute a default under other borrowing arrangements and could result in the acceleration of substantially all of the Company's outstanding indebtedness, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that GFC Financial will complete such equity offering or offerings and make the required investment in the Company by the required date or at any other date.

     The following Pro Forma Consolidated Balance Sheet (unaudited) of GFC as of December 31, 1993 and Pro Forma Statement of Consolidated Income From Continuing Operations (unaudited) for the year ended December 31, 1993 have been prepared to reflect the historical financial position and income from continuing operations as adjusted to reflect the acquisition of Ambassador and the pending acquisition of TriCon by GFC. The Pro Forma Consolidated Balance Sheet has been prepared as if such acquisitions occurred on December 31, 1993 and the Pro Forma Statement of Consolidated Income From Continuing Operations has been prepared as if such acquisitions occurred on January 1, 1993. The pro forma consolidated financial information is unaudited and is not necessarily indicative of the results that would have occurred if the acquisitions had been consummated as of December 31, 1993 or January 1, 1993.

     Total assets on a pro forma basis increased to $5,010,959,000 at December 31, 1993. Pro forma income from continuing operations would have been $66,693,000 after a $4,857,000 adjustment for deferred taxes applicable to leveraged leases. Excluding the $4,857,000 charge, pro forma income from continuing operations would be approximately $72 million.


                                        GREYHOUND FINANCIAL CORPORATION
                                     PRO FORMA CONSOLIDATED BALANCE SHEET
                                               DECEMBER 31, 1993
                                            (Dollars in Thousands)

                                                    ASSETS

 -------------------------------------------------------------------------------------------------------
                                       Historical                Pro Forma Adjustments
                            --------------------------------      ---------------------
                                         Ambas-                  Ambas-
                               GFC      sador(1)    TriCon       sador          TriCon         Pro Forma
 -------------------------------------------------------------------------------------------------------
 Cash and cash equivalents $    2,859  $  7,072  $    4,483      $            $    135   (10) $   14,549

 Investment in financing
 transactions:
    Loans and other
     financing contracts    2,343,755   334,656     912,964                                    3,591,375
    Direct finance leases      71,812               647,055                                      718,867
    Operating leases          147,222               240,057                    (53,460)  (11)    333,819
    Leveraged lease           283,782                                                            283,782
 -------------------------------------------------------------------------------------------------------
                            2,846,571   334,656   1,800,076                    (53,460)        4,927,843
 Less reserve for possible
  credit losses               (64,280)   (9,207)    (43,191)                                    (116,678)
 -------------------------------------------------------------------------------------------------------
                            2,782,291   325,449   1,756,885                    (53,460)        4,811,165

 Other assets and deferred
  charges                      49,747     5,941      27,091       30,400  (2)   69,817   (14)    185,245
                                                                                 2,249   (14)
 -------------------------------------------------------------------------------------------------------
                           $2,834,897  $338,462  $1,788,459      $30,400       $18,741        $5,010,959
=========================================================================================================
                                                                                             (continued)



                                        GREYHOUND FINANCIAL CORPORATION
                                     PRO FORMA CONSOLIDATED BALANCE SHEET
                                               DECEMBER 31, 1993
                                            (Dollars in Thousands)

                                     LIABILITIES AND STOCKHOLDER'S EQUITY

 -------------------------------------------------------------------------------------------------------------
                                       Historical                  Pro Forma Adjustments
                            -------------------------------      ------------------------
                                         Ambas-                    Ambas-
                               GFC      sador(1)    TriCon         sador          TriCon           Pro Forma
 -------------------------------------------------------------------------------------------------------------

 Accounts payable and
  accruals                 $   56,855  $  4,843  $   75,302     $   8,800   (2) $  5,000    (14) $  150,800
 Due to factored clients                111,526                                                     111,526
 Due to GFC Financial         130,760                             (40,000)  (4)  (90,760)   (14)
 Due to Fleet                           172,000                  (172,000)  (3)
 Due to Bell Atlantic                               611,194                       83,900    (12)
                                                                                (695,094)   (13)
 Debt                       2,079,286               709,508        76,285   (2)  (53,460)   (11)  3,858,970
                                                                  172,000   (3)  721,851    (13)
                                                                                 153,500    (14)
 Deferred income taxes        197,705    (4,592)     81,100                      (83,900)   (12)    193,113
                                                                                   2,800    (14)
 -------------------------------------------------------------------------------------------------------------
                            2,464,606   283,777   1,477,104        45,085         43,837          4,314,409
 Redeemable preferred
  stock                        25,000                                            (25,000)   (14)
 Stockholder's equity         345,291    54,685     311,355       (54,685)  (2)      135    (10)    696,550
                                                                   40,000   (4)  (26,757)   (13)
                                                                                 193,250    (14)
                                                                                (284,733)   (14)
                                                                                  93,009    (14)
                                                                                  25,000    (14)
 -------------------------------------------------------------------------------------------------------------
                           $2,834,897  $338,462  $1,788,459       $30,400        $18,741         $5,010,959
==============================================================================================================

                                                                                                   (concluded)

                                        GREYHOUND FINANCIAL CORPORATION
                     PRO FORMA CONSOLIDATED STATEMENT OF INCOME FROM CONTINUING OPERATIONS
                                         YEAR ENDED DECEMBER 31, 1993
                                            (Dollars in Thousands)

 -----------------------------------------------------------------------------------------------------
                                      Historical               Pro Forma Adjustments
                             ----------------------------     -----------------------
                                        Ambas-                 Ambas-
                               GFC     sador(1)   TriCon       sador          TriCon         Pro Forma
 -----------------------------------------------------------------------------------------------------
 Interest earned from
  financing transactions    $248,700   $35,235  $245,300      $              $(7,667)   (11)  $523,068
                                                                               1,500    (15)
 Interest expense            126,152     5,780    80,211        3,026   (5)    4,905    (16)   220,074
 -----------------------------------------------------------------------------------------------------
 Interest margins earned     122,548    29,455   165,089       (3,026)       (11,072)          302,994
 Provision for possible
  credit losses                5,706     7,177    21,634                                        34,517

 -----------------------------------------------------------------------------------------------------
 Net interest margins
  earned                     116,842    22,278   143,455       (3,026)       (11,072)          268,477
 Gains on sale of assets       5,439                                                             5,439
 -----------------------------------------------------------------------------------------------------
                             122,281    22,278   143,455       (3,026)       (11,072)          273,916
 Selling and
  administrative expenses     58,158     8,125    48,128        2,470   (6)    3,491    (17)   122,131
                                                                1,000   (7)      759    (15)
 Depreciation                                     41,582                                        41,582
 -----------------------------------------------------------------------------------------------------
                              64,123    14,153    53,745       (6,496)       (15,322)          110,203
 Income taxes:
  Current and deferred        22,825     6,481    22,164       (2,598)  (8)   (6,155)   (19)    38,653
                                                                 (820)  (9)   (3,244)   (18)
  Adjustment to deferred
   taxes                       4,857                                                             4,857
- ------------------------------------------------------------------------------------------------------
 Income from continuing
  operations                 $36,441    $7,672   $31,581      $(3,078)       $(5,923)          $66,693
======================================================================================================


            NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


(1) The Pro Forma Consolidated Balance Sheet, as of December 31, 1993 and the Pro Forma Statement of Consolidated Income From Continuing Operations for the year ended December 31, 1993 include the historical balance sheet of Ambassador, incorporated herein by reference from the Company's Current Report on Form 8-K, dated February 14, 1994, as amended, as of November 30, 1993 and the historical statement of income of Ambassador for the eleven months ended November 30, 1993.

ACQUISITION OF AMBASSADOR

(2) To record the purchase of Ambassador, including the accrual of various liabilities and the resulting goodwill, using the proceeds advanced to GFC upon the sale of GFCFC's discontinued mortgage insurance subsidiary and cash generated from operations.

(3) To record repayment of Ambassador's intercompany payable to Fleet using the proceeds advanced to GFC upon the sale of GFCFC's discontinued mortgage insurance subsidiary and cash generated from operations.

(4) To record the contribution by GFCFC of $40,000,000 of intercompany loans from GFCFC to GFC as additional paid in capital of GFC.

(5) Adjustments to reflect interest expense of debt repaid in 1993 with proceeds received from the sale of GFCFC's discontinued mortgage insurance operation and cash generated from operations. Such debt is assumed to be outstanding for the entire pro forma period. The adjustment is partially offset by interest saved as a result of the $40,000,000 equity contribution in item (4).

(6) To record amortization of goodwill based on an amortization period of twenty years and amortization of the covenant not to compete over one year (see item (20)).

(7) To record additional administrative expenses for additional employees and general overhead.

(8) To record the income tax effect of items (5), (6) and (7) at GFC's effective incremental income tax rate of 40%.

(9) To adjust income taxes for the lower state income tax rate applicable to GFC.

ACQUISITION OF TRICON

(10) To record the original capital contribution by Bell Atlantic as part of the incorporation of TriCon.

(11) To transfer assets and the related debt of TriCon, not purchased by GFC, to Bell Atlantic and reduce interest earned from financing transactions for the income recorded on such assets in 1993.

(12) To record issuance of notes payable to fund the deferred tax payment to Bell Atlantic for an amount equal to the deferred taxes of TriCon, exclusive of deferred tax assets.

(13) To record a dividend from TriCon to Bell Atlantic and the issuance of a note payable to Bell Atlantic for the remaining principal amount of the short-term borrowings from affiliates of TriCon.

(14) To record the purchase of TriCon. The acquisition of TriCon is expected to be financed initially with interim debt, the assumption of outstanding indebtedness of TriCon to Bell Atlantic, the assumption of TriCon's third party debt and liabilities and internally generated funds. A portion of the interim debt is assumed to be replaced with equity raised by GFCFC and, such equity, together with the outstanding preferred stock of GFC held by GFCFC, the remaining intercompany loans due to GFCFC from GFC and other assets will be contributed to GFC as additional paid in capital of GFC. The pro forma adjustment assumes the equity contributions were made at the beginning of the pro forma period. The interest expense related to the debt that is being replaced with equity and, therefore, nonrecurring and excluded from the pro forma consolidated statement of income from continuing operations is approximately $2,000,000.

     Including new debt, the debt assumed, the accrual of various additional liabilities and acquisition costs, the total purchase price of the acquisition is estimated to be $1,804,951,000 resulting in $69,817,000 of goodwill. The purchase will result in a new tax basis for TriCon's assets, eliminating the remaining deferred tax asset.

(15) To reflect base fees and incremental costs related to an agreement to manage leveraged leases for Bell Atlantic.

(16) To record additional interest expense resulting from additional debt to Bell Atlantic and interim debt not replaced with the proceeds from the GFCFC equity issuance in item (14). The adjustment is partially offset by the interest saved on the debt transferred to Bell Atlantic and interest saved as a result of equity contribution of the intercompany loans in item (14).

(17) To record amortization of goodwill based on an amortization period of twenty years (see item (20)).

(18) To reduce TriCon's income taxes for the effect of increases in income tax rates for 1993 (principally the increase in the federal tax rate) due to the deferred tax payment and new tax basis in assets at the beginning of the pro forma period.

(19) To record the  income tax effect  of adjustments (11) and  (15) through
     (17) at GFC's effective incremental income tax rate of 40%.

(20) Goodwill may be adjusted as the final allocation of the values of the purchased assets and liabilities is established.


                       GREYHOUND FINANCIAL CORPORATION

                        COMMISSION FILE NUMBER 1-7543

                                EXHIBIT INDEX

                         DECEMBER 31, 1993 FORM 10-K


                                                                Page No. in
                                                                Sequentially
                                                                  Numbered
                                                                 Form 10-K
No.                                 Title                          Report
- --------- ------------------------------------------------------  ----------
(3-A)     The   Company's  Certificate   of  Incorporation,  as
          amended   through   the   date    of   this    filing
          (incorporated by reference from the Company's  Annual
          Report on Form 10-K for the year ended December 31, 1991 (the "1991 10-K"), Exhibit 3-A.

(3-B) The Company's By-Laws, as amended through the date of this filing, (incorporated by reference from the Company's 1991 10-K, Exhibit 3-B.

(4-A) Instruments with respect to issues of long-term debt have not been filed as exhibits to this Annual
          Report on Form 10-K if the authorized principal amount of any one of such issues does not exceed 10% of total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of each such instrument to the Securities and Exchange Commission upon request.

(4-B-1) Form of Common Stock Certificate of the Company from the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K",
          Exhibit 4-B-1.

(4-B-2)   Form of the  Company's Series A Redeemable  Preferred
          Stock Certificate from the 1993 10-K, Exhibit 4-B-2.


(4-C) Certificate of Designations of Series A Redeemable Preferred Stock of the Company (incorporated by reference from the 1992 GFC Financial Annual Report on Form 10-K for the year ended December 31, 1992 (the "GFC Financial 1992 10-K", Exhibit 10-MM).

(4-D) Relevant portions of the Company's Certificate of Incorporation and Bylaws are included in Exhibits 3-
          A and 3-B above, respectively.

(4-E) Indenture dated as of November 1, 1990 between the ompany and the Trustee named therein (incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-37743,
          Exhibit 4).

(4-F) Fourth Supplemental Indenture dated as of April 17, 1992 between the Company and the Trustee named therein, supplementing the Indenture referenced in
          Exhibit 4-E above, is hereby incorporated by reference from the GFC Financial 1992 10-K, Exhibit 4-F.

(4-G) Prospectus and Prospectus Supplement dated April 17, 1992, relating to $350,000,000 principal amount of the Company's Medium-Term Notes, Series A, is hereby incorporated by reference from the GFC Financial 1992 10-K, Exhibit 4-G.

(4-H) Form of Floating-rate, Medium-Term Notes, Series A, is hereby incorporated by reference from the 1992
          GFC Financial 10-K, Exhibit 4-H.

(4-I)     Form  of Fixed-rate, Medium-Term  Notes, Series A, is
          hereby  incorporated   by  reference  from  the   GFC
          Financial 1992 10-K, Exhibit 4-I.

(4-J) Form of Indenture dated as of September 1, 1992 between the Company and the Trustee named therein (incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

(4-K) Prospectus and Prospectus Supplement dated September 25, 1992 regarding $250,000,000 principal amount of the Company's Medium-Term Notes, Series B, is hereby incorporated by reference from the GFC Financial 1992 10-K, Exhibit 4-K.

(4-L) Form of Floating-rate Medium-Term Notes, Series B, is hereby incorporated by reference from the GFC
          Financial 1992 10-K, Exhibit 4-L.

(4-M)     Form of  Fixed-rate Medium-term  Notes, Series  B, is
          hereby  incorporated  by  reference   from  the   GFC
          Financial 1992 10-K, Exhibit 4-M.

(4-N)     Indenture  dated  as of  June  1,  1985  between  the
          Company and  the  trustee  named  therein  is  hereby
          incorporated  by   reference  from   the  1992  10-K,
          Exhibit 4-N.

(4-O) Prospectus and Prospectus Supplement dated February 16, 1994 regarding $250,000,000 principal amount of the Company's Medium-Term Notes, Series B is hereby incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-51216, as amended on that date.

(4-P) Prospectus, dated February 16, 1994, and Prospectus Supplement dated February 17, 1994 regarding $100,000,000 principal amount of the Company's Floating-Rate Notes, is hereby incorporated by reference from the Company's Registration Statement on Form S-3, Registration No. 33-51216, as amended on that date.

(9) Form of Distribution Agreement among the Company, GFC Financial Corporation, The Dial Corp and certain other parties named therein, dated as of January 28, 1992 (incorporated by reference from GFC Financial's Registration Statement on Form S-1, Registration No. 33-45452, Annex II to the Prospectus and Exhibit 2.1) (containing section 2.08(b), regarding the voting of the Greyhound Financial Corporation preferred stock).

(10-A)    Fifth Amendment and  Restatement dated as of May  18,
          1993 of the Credit Agreement dated as of May 31, 1976 among the Company and the banking institutions listed on the signature pages thereto, and Bank of America National Trust and Savings Association, Chemical Bank and Citibank, N.A., as agents (incorporated by reference from the Corporation's Current Report on Form 8-K dated February 14, 1994,
          Exhibit 7(c)).

(10.A1)   Amendment dated as of January 31,  1994, to the Fifth
          Amendment  and   Restatement,  noted  in  10-A  above
          incorporated by  reference  from  the  GFC  Financial
          1992 10-K, Exhibit 10-A1.*

(10-C) Sublease dated as of April 1, 1991 among the Company, GFC Financial, Dial and others, relating to the Company's principal office space is hereby incorporated by reference from the GFC Financial 1992 Form 10-K, Exhibit 10-NN.

(10-D)    Interim Service  Agreement  dated  January  28,  1992
          among the Company, GFC Financial, Dial and others  is
          hereby  incorporated   by  reference   from  the  GFC
          Financial 1992 Form 10-K, Exhibit 10-JJ.

(10-E)    Tax  Sharing Agreement dated  February 19, 1992 among
          the  Company,  GFC  Financial,  Dial  and  others  is
          hereby  incorporated   by  reference  from  the   GFC
          Financial 1992 Form 10-K, Exhibit 10-KK.

(10.F)    Stock  Purchase  Agreement between  the  Company  and
          Bell Atlantic TriCon Leasing  Corporation dated as of
          March 4, 1994.*

(10.G)    Form  of   Assets  Purchase  Agreement  between  Bell
          Atlantic   TriCon  Leasing   Corporation  and  TriCon
          Capital Corporation.*

(12)      Computation  of Ratio  of  Income to  Combined  Fixed
          Charges and Preferred Stock Dividends.*

(23)      Consent of Independent Accountants - Deloitte & Touche.*

(23.A)    Consent of Independent Accountants - Coopers & Lybrand.*

(23.B)    Consent of Independent Accountants - Coopers & Lybrand.*

(23.C)    Consent of Independent Accountants - KPMG Peat Marwick.*