Form 10-Q
period 1994-06-30
GREYHOUND FINANCIAL CORP
filed 1994-08-09
CIK 43960

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                    June 30, 1994

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 5, 1994, 25,000 shares of Common Stock ($1.00 par value) were outstanding. All the Common Stock of Greyhound Financial corporation is owned by GFC Financial Corporation.

                        GREYHOUND FINANCIAL CORPORATION


                               TABLE OF CONTENTS


PART I      FINANCIAL INFORMATION.

                                                                            Page No.
                                                                            --------
     Item 1.     Financial Statements.
          Consolidated Financial Information:

          Consolidated Balance Sheet - June 30, 1994 and
              December 31, 1993                                              1 - 2

          Consolidated Income Statement - Quarter and Six Months
              Ended June 30, 1994 and 1993                                     3

          Consolidated Statement of Stockholder's Equity - Six Months
              Ended June 30, 1994 and 1993                                     4

          Consolidated Statement of Cash Flows - Six Months Ended
              June 30, 1994 and 1993                                           5

          Notes to Interim Consolidated Financial Information                6 - 16

     Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    17 - 20


Part II       OTHER INFORMATION.

     Item 6.     Exhibits and Reports on Form 8-K                              20

     SIGNATURES                                                                21

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
- - - -----------------------------


                                         GREYHOUND FINANCIAL CORPORATION
                                         -------------------------------
                                           CONSOLIDATED BALANCE SHEET
                                           --------------------------

                                                    ASSETS
                                                    ------
                                            (Dollars in Thousands)


                                                                       June 30,                December 31,
                                                                         1994                      1993
                                                                     ------------           -----------------
 CASH AND CASH EQUIVALENTS                                             $   26,446                  $    2,859

 INVESTMENT IN FINANCING TRANSACTIONS:

  Loans and other financing contracts, less unearned
    income of $241,030 and $72,747, respectively                        3,629,612                   2,343,755
  Direct financing leases                                                 693,447                      71,812
  Operating leases                                                        351,683                     147,222
  Leveraged leases                                                        286,225                     283,782
  Factored receivables                                                    152,838
                                                                       ----------                  ----------

                                                                        5,113,805                   2,846,571
 Less reserve for possible credit losses                                 (115,469)                    (64,280)
                                                                       ----------                  ----------
  Investment in financing transactions - net                            4,998,336                   2,782,291

 OTHER ASSETS AND DEFERRED CHARGES                                        196,037                      49,747
                                                                       ----------                  ----------
                                                                       $5,220,819                  $2,834,897
                                                                       ==========                  ==========





See notes to interim consolidated financial information.

                                       GREYHOUND FINANCIAL CORPORATION
                                       -------------------------------
                                         CONSOLIDATED BALANCE SHEET
                                         --------------------------

                                    LIABILITIES AND STOCKHOLDER'S EQUITY
                                    ------------------------------------
                                          (Dollars in Thousands)



                                                                        June 30,               December 31,
                                                                          1994                    1993
                                                                     ---------------        -----------------
 LIABILITIES:
  Accounts payable and accrued expenses                                   $  153,433               $   30,158
  Due to Parent                                                                                       130,760
  Customer deposits                                                            2,687                    3,064
  Due to factored clients                                                    115,624
  Interest payable                                                            28,452                   23,633
  Short-term debt                                                                501                      510
  Senior debt                                                              3,963,223                1,991,986
  Subordinated debt                                                                                    86,790
  Deferred income taxes                                                      210,254                  197,705
                                                                          ----------               ----------
                                                                           4,474,174                2,464,606
                                                                          ----------               ----------

 REDEEMABLE PREFERRED STOCK                                                                            25,000


 STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 100,000 shares
    authorized, 25,000 shares outstanding                                         25                       25
  Additional capital                                                         677,948                  298,665
  Retained income                                                             74,275                   54,374
  Cumulative translation adjustments                                          (5,603)                  (7,773)
                                                                          ----------               ----------
                                                                             746,645                  345,291
                                                                          ----------               ----------
                                                                          $5,220,819               $2,834,897
                                                                          ==========               ==========





See notes to interim consolidated financial information.

                                               GREYHOUND FINANCIAL CORPORATION
                                               -------------------------------
                                                CONSOLIDATED INCOME STATEMENT
                                                -----------------------------
                                                   (Dollars in Thousands)


                                                       Quarter Ended                          Six Months Ended
                                                          June 30,                                June 30,
                                                 ---------------------------            -------------------------------
                                                   1994               1993                1994                  1993
                                                 --------           --------            ---------             ---------
 Interest and other income                       $ 91,929           $ 55,394            $ 157,531             $ 106,796
 Financing lease income                            15,863              4,302               19,592                 8,901
 Operating lease income                            14,099              4,252               18,729                 7,765
                                                 --------           --------            ---------             ---------
 Interest earned from financing
  transactions                                    121,891             63,948              195,852               123,462
 Interest expense                                  53,648             31,423               87,510                61,991
 Operating lease expense                            8,324              1,592               10,281                 2,844
                                                 --------           --------            ---------             ---------
 Interest margins earned                           59,919             30,933               98,061                58,627
 Provision for possible losses                      4,888                827                8,138                 3,528
                                                 --------           --------            ---------             ---------
 Net interest margins earned                       55,031             30,106               89,923                55,099
 Gains on securitization and
  sale of assets                                    4,500                179                4,503                 2,240
                                                 --------           --------            ---------             ---------
                                                   59,531             30,285               94,426                57,339
 Selling, administrative and other
  operating expenses                               28,964             14,195               45,205                27,833
                                                 --------           --------            ---------             ---------
 INCOME BEFORE INCOME TAXES                        30,567             16,090               49,221                29,506
 Income taxes                                      13,050              5,767               20,108                10,638
                                                 --------           --------            ---------             ---------
 NET INCOME                                      $ 17,517           $ 10,323            $  29,113             $  18,868
                                                 ========           ========            =========             =========





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



                                                                                     Six Months Ended
                                                                                          June 30,
                                                                              -------------------------------
                                                                                 1994                  1993
                                                                              ----------           ----------
 COMMON STOCK:
  Balance, beginning and end of period                                         $      25            $      25
                                                                               ---------            ---------

 ADDITIONAL CAPITAL:
  Balance, beginning of period                                                   298,665              298,665
  Contributions from GFC Financial Corporation                                   379,283
                                                                               ---------            ---------
  Balance, end of period                                                         677,948              298,665
                                                                               ---------            ---------


 RETAINED INCOME:
  Balance, beginning of period                                                    54,374               33,783
  Net income                                                                      29,113               18,868
  Dividends on common and preferred stock                                         (9,212)              (7,525)
                                                                               ---------            ---------
  Balance, end of period                                                          74,275               45,126
                                                                               ---------            ---------

 CUMULATIVE TRANSLATION ADJUSTMENTS:
  Balance, beginning of period                                                    (7,773)              (6,685)
  Unrealized translation gain                                                      2,170                   53
                                                                               ---------           ----------
  Balance, end of period                                                          (5,603)              (6,632)
                                                                               ---------           ---------

 TOTAL STOCKHOLDER'S EQUITY                                                    $ 746,645            $ 337,184
                                                                               =========            =========





See notes to interim consolidated financial information.

                                         GREYHOUND FINANCIAL CORPORATION
                                         -------------------------------
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                      ------------------------------------
                                            (Dollars in Thousands)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                     ---------------------------------
                                                                                          1994                 1993
                                                                                     ------------         ------------
 OPERATING ACTIVITIES:
  Net Income                                                                           $   29,113           $   18,868
  Adjustments to reconcile net income to net cash (used)
   provided by operating activities:
    Provision for possible credit losses                                                    8,138                3,528
    Operating lease depreciation                                                           10,281                2,844
    Other depreciation and amortization                                                     3,174                1,270
    Gain on securitization of assets                                                       (3,959)
    Gains on sale of assets                                                                  (544)              (2,240)
    Deferred income taxes                                                                  12,549                2,965
  Change in assets and liabilities, net of effects from
   subsidiaries purchased:
    Increase in other assets                                                              (14,624)             (13,141)
    Decrease in accounts payable and accrued expenses                                     (59,041)                (326)
    Decrease in customer deposits                                                            (398)              (1,966)
    Increase (decrease) in interest payable                                                 4,819               (6,266)
    Other                                                                                   2,170                   53
                                                                                       ----------           ----------
     Net cash (used) provided by operating activities                                      (8,322)               5,589
                                                                                       ----------           ----------
 INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                              3,100                2,482
  Proceeds from assets securitized                                                        115,507
  Principal collections on financing transactions                                         426,449              279,954
  Expenditures for financing transactions                                                (611,146)            (351,656)
  Net change in short-term financing transactions                                         (87,512)
  Purchase of Asset Based Finance                                                                              (69,808)
  Purchase of Ambassador Factors                                                         (246,285)
  Purchase of TriCon                                                                     (344,212)
  Net related party advances                                                                                    21,204
  Other                                                                                       672                   24
                                                                                       ----------           ----------
     Net cash used by investing activities                                               (743,427)            (117,800)
                                                                                       ----------           ----------
 FINANCING ACTIVITIES:
  Long-term borrowings                                                                    827,550              298,648
  Net borrowings under commercial paper                                                   456,184               85,633
  Repayment of long-term borrowings                                                      (743,443)            (268,628)
  Net advances and contributions from Parent                                              228,980
  Dividends                                                                                (9,212)              (7,525)
  Net change in due to factored clients                                                    15,277
                                                                                       ----------           ----------
     Net cash provided by financing activities                                            775,336              108,128
                                                                                       ----------           ----------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          23,587               (4,083)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             2,859               19,120
                                                                                       ----------           ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   26,446           $   15,037
                                                                                       ==========           ==========

See notes to interim consolidated financial information.

                        GREYHOUND FINANCIAL CORPORATION
                        -------------------------------

              NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION
              ---------------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                -----------------------------------------------


NOTE A   SIGNIFICANT ACCOUNTING POLICIES
- - - ----------------------------------------

       The consolidated financial statements present the financial position, results of operations and cash flows of Greyhound Financial Corporation ("GFC" or the "Company") and subsidiaries, including the European Financial Group, Ambassador Factors Corporation (formerly known as Fleet Factors Corp.) ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. GFC is a wholly-owned subsidiary of GFC Financial Corporation ("GFC Financial" or "GFCFC").

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

       The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1994, the results of operations for the six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

       SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

       During the six months ended June 30, 1994, GFC Financial contributed $127,716,000 of intercompany loans and other assets and $25,000,000 of preferred stock to GFC as additional paid in capital.


NOTE B   PORTFOLIO QUALITY
- - - --------------------------

       The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                                                   INVESTMENT IN FINANCING TRANSACTIONS
                                                           BY LINE OF BUSINESS
                                                              JUNE 30, 1994
                                                         (Dollars in Thousands)


                                                       Revenue Accruing                                     Nonaccruing
                                     ----------------------------------------------------       ---------------------------------
                                                                                 Repos-           90 Days       Repos-
                                       Original      Rewritten    Operating      sessed            Delin-       sessed
                                         Rate        Contracts      Leases     Assets(3)            quent       Assets     Other
                                    -----------------------------------------------------      ----------------------------------
 Commercial Real Estate Finance        $  611,586    $  5,907     $            $ 28,586          $  1,004      $27,976     $
 Transportation Finance (1)               458,508      14,127      169,940
 Resort Finance                           582,259       4,231          538       12,662                         20,110       143
 Communications Finance                   565,251       6,188                     8,976             7,264       28,348
 Corporate Finance                        220,932      26,291                     6,882             3,881        3,002       310
 Asset Based Finance                      228,504
 Consumer Rediscounting                    40,390
 European Finance (2)                      87,600       2,099        4,533                         22,248           10
 Ambassador Factors                       331,490                                                  10,734       1 ,964
 Medical Finance                          306,798                  151,586                          2,623
 Franchise Finance                        272,211       4,239                                      13,229
 Commercial Equipment Finance             239,772         975       25,086                          9,688
 Vendor Services                          216,618                                                  23,009
 Commercial Credit Services               208,933                                                     836
 Government Finance                        71,858                                                     451
 Capital Services                          11,206                                                  10,213
                                      -----------     --------     --------    ---------         --------      -------     -----
 TOTAL (4)                             $4,453,916     $ 64,057     $351,683    $  57,106         $105,180      $81,410     $ 453
                                      ===========     ========     ========    =========         ========      =======     =====

                                                              Total
                                                             Carrying
                                                              Amount         %
                                                           ------------    -----
 Commercial Real Estate Finance                             $   675,059     13.2
 Transportation Finance (1)                                     642,575     12.6
 Resort Finance                                                 619,943     12.1
 Communications Finance                                         616,027     12.0
 Corporate Finance                                              261,298      5.1
 Asset Based Finance                                            228,504      4.5
 Consumer Rediscounting                                          40,390      0.8
 European Finance (2)                                           116,490      2.3
 Ambassador Factors                                             344,188      6.7
 Medical Finance                                                461,007      9.0
 Franchise Finance                                              289,679      5.7
 Commercial Equipment Finance                                   275,521      5.4
 Vendor Services                                                239,627      4.7
 Commercial Credit Services                                     209,769      4.1
 Government Finance                                              72,309      1.4
 Capital Services                                                21,419      0.4
                                                             ----------    -----
 TOTAL(4)                                                    $5,113,805    100.0
                                                             ==========    =====

NOTES:
(1) Domestic Transportation Finance includes $46.4 million of new aircraft finance business booked through the London office. In addition, operating leases include certain aircraft and engines having a carrying amount of $52.2 million that were combined as one transaction pursuant to a participation agreement with an engine and hushkitting company.

(2) European Finance includes $42.5 million of Consumer Finance assets, of which $8.2 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(3) The Company earned income totaling $1.8 million on repossessed assets during 1994, including $0.9 million in Commercial Real Estate Finance, $0.4 million in Communications Finance, $0.4 million in Resort Finance and $0.1 million in Corporate Finance.

(4)   Excludes $345.8 million of assets securitized which the Company manages.

                                            INVESTMENT IN FINANCING TRANSACTIONS
                                                    BY LINE OF BUSINESS
                                                     DECEMBER 31, 1993
                                                  (Dollars in Thousands)


                                                          Revenue Accruing                             Nonaccruing
                                          --------------------------------------------------   ---------------------------
                                                                                    Repos-     90 Days    Repos-
                                          Original      Rewritten    Operating      sessed      Delin-    sessed
                                            Rate        Contracts      Leases      Assets(4)    quent     Assets     Other
                                          --------------------------------------------------   ---------------------------
 Commercial Real Estate Finance (1)       $  500,598      $ 1,574    $              $27,844     $ 1,055   $25,542   $
 Transportation Finance (1) (2)              457,741                  146,675                       841
 Resort Finance                              530,070        4,869         547        12,163                19,001    440
 Communications Finance                      487,890        7,989                     8,949       8,264    25,030
 Corporate Finance (1)                       221,711       27,921                                 2,277     7,428    386
 Asset Based Finance                         176,068
 Consumer Rediscounting                       19,439
 European Finance (3)                        107,486        4,430                                12,320        23
                                          ----------      -------    --------       -------     -------   -------   ----
 TOTAL                                    $2,501,003      $46,783    $147,222       $48,956     $24,757   $77,024   $826
                                          ==========      =======    ========       =======     =======   =======   ====


                                              Total
                                             Carrying
                                              Amount         %
                                           ---------------------
 Commercial Real Estate Finance (1)          $  556,613     19.6
 Transportation Finance (1) (2)                 605,257     21.2
 Resort Finance                                 567,090     19.9
 Communications Finance                         538,122     18.9
 Corporate Finance (1)                          259,723      9.1
 Asset Based Finance                            176,068      6.2
 Consumer Rediscounting                          19,439      0.7
 European Finance (3)                           124,259      4.4
                                             ----------    -----
 TOTAL                                       $2,846,571    100.0
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

(3) European Finance includes $45.3 million of Consumer Finance assets, of which $9.6 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(4) The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Commercial Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.

REWRITTEN CONTRACTS:

        In the normal course of business, the Company has renegotiated certain contracts and has modified them with respect to rates and other terms. At June 30, 1994 and December 31, 1993, the Company had approximately $64.1 million and $46.8 million, respectively, of these rewritten contracts requiring disclosure under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". These contracts are all current under the revised terms and yield on a weighted average basis a return of approximately 10.3%.

NONACCRUING ASSETS:

        Income recognition on an account is suspended and the account generally is classified as nonaccruing at the earlier of the date when an account is 90 days or more past due (180 days for Consumer Finance contracts in the United Kingdom) or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Payments (full or partial) are currently being received on some of these accounts; however, income generally is not recognized until performance is demonstrated to be resumed.

        Total nonaccruals increased to $187.0 million at June 30, 1994 from $102.6 million at December 31, 1993. This increase primarily is due to the inclusion of nonaccruing assets of TriCon ($60 million) and Ambassador ($14.7 million). The total at June 30, 1994 represented 3.4% of funds employed and assets securitized ("managed assets") compared to 3.6% of funds employed at December 31, 1993.

RESERVE AND ACCRUED LIABILITIES FOR POSSIBLE CREDIT LOSSES:

        The reserve and accrued liabilities for possible credit losses of $134.2 million at June 30, 1994 represents 2.5% of the aggregate carrying amount of managed assets before deducting such reserve. Accrued liabilities of $18.7 million represent an allowance for estimated losses under certain recourse provisions on $345.8 million of assets securitized. Changes in the reserve for possible credit losses were as follows:

                                                                  Six Months Ended
                                                                      June 30,
                                                          --------------------------------
                                                              1994                1993
                                                          --------------------------------
                                                               (Dollars in Thousands)
 Balance, beginning of period                                $  64,280            $ 69,291
 Provision for possible credit losses                            8,138               3,528
 Write-offs                                                    (12,021)             (6,672)
 Recoveries                                                        668                 104
 Other (including TriCon and Ambassador)                        54,404               1,261
                                                             ---------            --------
 Balance, end of period                                      $ 115,469            $ 67,512
                                                             =========            ========

        The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

NOTE C   RECEIVABLE TRANSFER AGREEMENTS (SECURITIZATIONS)
- - - ---------------------------------------------------------

         During the six months ended June 30, 1994, the Company transferred its interests in approximately $125.4 million of its direct finance lease portfolio for $135.0 million. These transfers provide limited recourse for credit losses to the Company and certain of its assets. As of June 30, 1994, $60.5 million of finance lease receivables are the sole collateral for certain limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure limited to $95.9 million. An outstanding allowance for estimated losses under these recourse provisions of $18.7 million is included in accounts payable and accrued expenses. The Company will service these lease contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.


NOTE D   BORROWINGS
- - - -------------------

         At June 30, 1994 and December 31, 1993, commercial paper and short-term bank borrowings totaling $972 million and $516 million, respectively, have been presented as long-term debt because they are supported by available unused revolving credit lines which if not renewed are convertible to long-term debt at GFC's option.

         Senior and subordinated debt was as follows:

                                                                          June 30,             December 31,
                                                                            1994                   1993
                                                                      ---------------        ----------------
                                                                               (Dollars in Thousands)
 Senior debt:

   Commercial paper and short-term bank loans
    supported by unused long-term bank revolving credit
    agreements, less unamortized discount                                 $   972,061        $   515,876
   Medium-term notes due to 2003, 4.6% to 12.5%                             1,303,686            751,500
   Term loans payable to banks due to 1996, 4.2%                              129,665            150,000
   Loan payable to Bell Atlantic due December 31, 1994                        307,071
   Senior notes due to 2002, 8.3% to 16.0%, less
     unamortized discount                                                   1,232,651            555,666
   Nonrecourse installment notes due to 2002, 10.6%
    (assets of $25,189 and $25,613, respectively,
    pledged as collateral)                                                     18,089             18,944
                                                                          -----------        -----------
 Total senior debt                                                          3,963,223          1,991,986
                                                                          -----------        -----------
 Subordinated debt repaid in 1994, 14.1%                                                          86,790
                                                                          -----------        -----------
 TOTAL                                                                    $ 3,963,223        $ 2,078,776
                                                                          ===========        ===========

NOTE E   INCOME TAXES
- - - ---------------------

        The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                       ----------------------
                                                                                        1994            1993
                                                                                       ------          ------
 Federal statutory income tax rate                                                      35.0%           34.0%
 State income tax                                                                        5.0%            3.6%
 Foreign tax effects                                                                     1.5%          (0.9)%
 Other                                                                                 (0.6)%          (0.6)%
                                                                                       ------          ------
 Provision for income taxes                                                             40.9%           36.1%
                                                                                       ======          ======


NOTE F   RATIO OF INCOME TO COMBINED FIXED CHARGES AND PREFERRED STOCK
- - - ----------------------------------------------------------------------
         DIVIDENDS
         ---------

         The following are the ratios of income to combined fixed charges and preferred stock dividends for the six months ended June 30, 1994 and 1993 and the years ended December 31, 1993, 1992 and 1991.


                                                          Six Months Ended                 Year Ended
                                                              June 30,                    December 31,
                                                          ----------------        ---------------------------
                                                            1994      1993           1993     1992      1991
                                                          ------    ------        -------   -------   -------
 Ratio of income to combined fixed charges
   and preferred stock dividends                            1.55      1.44           1.47      1.35     --
                                                            ====      ====           ====     =====   =======

        Note: Preferred stock dividends are included in periods subsequent to March 1992 through March 31, 1994.

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

NOTE G   PURCHASES OF AMBASSADOR FACTORS AND TRICON CAPITAL CORPORATION
- - - -----------------------------------------------------------------------

        On February 14, 1994, GFC acquired Ambassador from Fleet Financial Group, Inc. ("Fleet"). The cash purchase price of the acquisition was $246,285,000 and represented Ambassador's stockholder's equity, including a premium ($76,285,000), and repayment of the intercompany balance due from Ambassador to Fleet ($170,000,000). In addition, GFC assumed $100,348,000 due to factored clients, $928,000 of accrued liabilities and $8,800,000 of additional liabilities and transaction costs. The acquisition has been accounted for as a purchase and created approximately $30,400,000 of goodwill, which will be amortized on a straight line basis over 20 years.

        The acquisition was financed with proceeds received from the sale of GFC Financial's discontinued mortgage insurance subsidiary and cash generated from operations. GFC Financial, simultaneous with the acquisition, increased its investment in GFC by contributing $40,000,000 of intercompany loans as additional paid in capital of GFC.

        On April 30, 1994, GFC acquired all of the stock of TriCon from Bell Atlantic Corporation ("Bell Atlantic"), in an all-cash transaction. The cash purchase price of the acquisition was $344,212,000. In addition, GFC assumed outstanding indebtedness and liabilities of TriCon totaling $1,500,650,000 and incurred additional liabilities and acquisition costs of $7,500,000. The acquisition has been accounted for as a purchase and created approximately $69,817,000 of goodwill, which will be amortized on a straight line basis over 20 years.

        The cash purchase price was financed initially with the proceeds from the issuance of $300,000,000 of debt securities of GFC and the remainder with internally generated funds. A portion of the interim debt was replaced with the net proceeds from a public offering in May 1994 of 8,050,000 shares of GFC Financial's common stock (the "Offering"), which, together with cash, the outstanding preferred stock of GFC held by GFC Financial and the remaining intercompany loans from GFC Financial to GFC were contributed as additional paid in capital of GFC (the "Contributions").

        The following Pro Forma Statements of Consolidated Income for the six months ended June 30, 1994 and 1993 have been prepared to reflect net income as adjusted to reflect the acquisitions of Ambassador and TriCon as if such acquisitions had occurred on January 1, 1994 and 1993, respectively and give effect to the Offering and Contributions as of such dates. The Pro Forma Statements of Consolidated Income are unaudited and are not necessarily indicative of the results that would have occurred if such acquisitions had been consummated as of January 1, 1994 or January 1, 1993, nor are they necessarily indicative of the results of future operations.

                                        GREYHOUND FINANCIAL CORPORATION
                                  PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                                        SIX MONTHS ENDED JUNE 30, 1994
                                           (Dollars in Thousands)


                                                   Historical
                             -----------------------------------------------------------------------
                              Company      Ambassador    TriCon                             TriCon
                             Excluding      Feb thru    May and               Ambassador   Jan thru
                             Ambassador       June       June     Company      Jan 1994      April
                             & TriCon (1)   1994 (1)    1994 (1)    (1)          (1)       1994 (1)
                             ----------------------------------------------------------------------
Interest earned from
 financing transactions      $143,620       $16,309    $35,923   $195,852      $3,072     $75,566

Interest expense and
 depreciation                  76,166         2,868     18,757     97,791         563      37,711
                             --------       -------    -------   --------      ------     -------
Interest margins earned        67,454        13,441     17,166     98,061       2,509      37,855
Provision for possible
 credit losses                  2,941         2,500      2,697      8,138         500       7,749
                             --------       -------    -------   --------      ------     -------
Net interest margins
  earned                       64,513        10,941     14,469     89,923       2,009      30,106
Gains on sale of assets             4                    4,499      4,503
                             --------       -------    -------   --------      ------     -------
                               64,517        10,941     18,968     94,426       2,009      30,106
Selling, administrative
 and other operating
   expenses                    30,132         3,706     11,367     45,205         634      18,198
                             --------       -------    -------   --------      ------     -------
                               34,385         7,235      7,601     49,221       1,375      11,908
 Income taxes                  14,399         2,861      2,848     20,108         649       4,059
                             --------       -------    -------   --------      ------     -------
NET INCOME                   $ 19,986       $ 4,374    $ 4,753   $ 29,113      $  726     $ 7,849
                             ========       =======    =======   ========      ======     =======


                                                   Pro Forma Adjustments
                                            -----------------------------------

                                            Ambassador               TriCon                Pro
                                               (1)                     (1)                Forma
                                            -----------------------------------        -----------
Interest earned from
 financing transactions                     $                   $ (3,158)(7)            $ 271,832
                                                                     500 (8)
Interest expense and
 depreciation                                 131 (2)                940 (9)              137,136
                                            ------              --------               ----------
Interest margins earned                      (131)                (3,598)                 134,696
Provision for possible
 credit losses                                                                             16,387
                                            ------             ---------               ----------
Net interest margins
 earned                                      (131)                (3,598)                 118,309
Gains on sale of assets                                                                     4,503
                                            ------             ---------               ----------
                                             (131)                (3,598)                 122,812
Selling, administrative
 and other operating expenses                 206 (3)              1,164 (10)              65,743
                                               83 (4)                253 (8)
                                            ------             ---------               ----------
                                             (420)                (5,015)                  57,069
Income taxes                                 (168) (5)            (2,006) (11)             22,543
                                              (99) (6)
                                            ------             ---------               ----------
NET INCOME                                  $(153)               $(3,009)                $ 34,526
                                            ======             =========               ==========

                        GREYHOUND FINANCIAL CORPORATION
                   PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                         SIX MONTHS ENDED JUNE 30, 1993
                             (Dollars in Thousands)



                                                            Historical
                                          ----------------------------------------------
                                            Company             Ambassador        TriCon
                                          ----------------------------------------------
 Interest earned from
  financing transactions                   $ 123,462           $ 19,075       $  115,887


 Interest expense and
  depreciation                                64,835              3,280           62,069
                                           ---------          ---------       ----------
 Interest margins earned                      58,627             15,795           53,818
 Provision for possible credit
  losses                                       3,528              3,400           14,990
                                           ---------          ---------       ----------
 Net interest margins earned                  55,099             12,395           38,828
 Gains on sale of assets                       2,240
                                           ---------          ---------       ----------

                                              57,339             12,395           38,828
 Selling, administrative and other
  operating expenses                          27,833              4,145           24,105

                                           ---------          ---------       ----------
                                              29,506              8,250           14,723
 Income taxes                                 10,638              3,922            5,303


                                           ---------          ---------       ----------
Income from continuing operations             18,868              4,328            9,420
Cumulative effect of changes in
 accounting principles                                              480            5,763
                                          ----------         ----------       ----------
NET INCOME                                $   18,868         $    4,808       $   15,183
                                          ==========         ==========       ==========

                                           GREYHOUND FINANCIAL CORPORATION
                                    PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                                             SIX MONTHS ENDED JUNE 30, 1993
                                                 (Dollars in Thousands)


                                                                   Pro Forma Adjustments
                                                     --------------------------------------------------
                                                                                                                   Pro
                                                          Ambassador                 TriCon                       Forma
                                                     --------------------------------------------------     -----------------
Interest earned from
 financing transactions                              $                            $    (2,325)     (7)        $      256,849
                                                                                           750     (8)

Interst expense and                                            2,113    (2)              2,294     (9)               134,591
 depreciation                                        ---------------              ------------                --------------
Interest margins earned                                       (2,113)                   (3,869)                      122,258
Provision for possible credit
  losses                                                                                                              21,918
                                                     ---------------              ------------                --------------
Net interest margins earned                                   (2,113)                   (3,869)                      100,340
Gains on sale of asset                                                                                                 2,240
                                                     ---------------              ------------                --------------
                                                              (2,113)                   (3,869)                      102,580
Selling, administrative and other
 operating expenses                                            1,235    (3)              1,746    (10)                59,943
                                                                 500    (4)                379     (8)
                                                     ---------------              ------------                --------------
                                                              (3,848)                   (5,994)                       42,637
Income taxes                                                  (1,539)   (5)             (2,398)    (11)               15,434
                                                               (492)    (6)
                                                     ---------------              ------------                --------------
Income from continuing operations                             (1,817)                   (3,596)                       27,203
Cumulative effect of changes in
 accounting principles                                                                                                 6,243
                                                     ---------------              ------------                --------------
NET INCOME                                           $        (1,817)              $    (3,596)                $      33,446
                                                     ===============              ============                ==============

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

(1) The Pro Forma Statement of Consolidated Income for the six months ended June 30, 1994 has been expanded to separately identify the operations of Ambassador and TriCon subsequent to their acquisition by the Company. Pro forma adjustments included in the Pro Forma Statement of Consolidated Income for the six months ended June 30, 1994 related to the acquisitions of Ambassador and TriCon represent the effect of the one month and four months, respectively, not included in the Company's historical financial statements.

ACQUISITION OF AMBASSADOR

(2)      To record the estimated interest expense ($131,000 - 1994; $2,113,000
         - 1993) arising from the debt incurred to fund the acquisition and the repayment of the intercompany payable due to Fleet. The 1994 adjustment is partially offset by interest saved as a result of the $40,000,000 of intercompany loans from GFC Financial to GFC contributed as additional paid in capital of GFC in connection with the acquisition of Ambassador.

(3)      To record amortization of goodwill ($206,000 - 1994; $1,235,000 -
         1993) based on an amortization period of twenty years and amortization of the covenant not to compete over one year (see Note (12)).

(4) To record administrative expenses for additional employees and general overhead ($83,000 - 1994; $500,000 - 1993).

(5)      To record the income tax effect ($168,000 - 1994; $1,539,000 - 1993)
         of Notes (2), (3), and (4) at the Company's effective incremental income tax rate of 40%.

(6) To adjust income taxes for the lower state income tax rate applicable to the Company ($99,000 - 1994; $492,000 - 1993).

ACQUISITION OF TRICON

(7) To reduce interest earned from financing transactions for the income recorded on assets not purchased by the Company in 1994 and 1993 ($3,158,000 - 1994; $2,325,000 - 1993).

(8)      To reflect base fees ($500,000 - 1994; $750,000 - 1993) and incremental costs ($253,000  - 1994; $379,000 - 1993) related to an agreement to manage leveraged leases for Bell Atlantic by TriCon.

(9)      To record interest expense ($940,000 - 1994; $2,294,000 - 1993)
         resulting from the additional debt issued to purchase TriCon and certain debt to Bell Atlantic incurred to fund the deferred tax payment and dividends reduced by the interest savings applicable to the debt not transferred in the TriCon acquisition and interest savings as a result of the equity contribution of the intercompany loans.

(10)     To record amortization of goodwill ($1,164,000 - 1994; $1,746,000 -
         1993) based on an amortization period of twenty years (see Note (12)).

(11)     To record the income tax effect ($2,006,000 - 1994; $2,398,000 - 1993)
         of Notes (7) through (10) at the Company's effective incremental income tax rate of 40%.

(12) Goodwill may be adjusted as the final allocation of the values of the purchased assets and liabilities is established.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1994
                     TO THE SIX MONTHS ENDED JUNE 30, 1993


         The following discussion relates to Greyhound Financial Corporation ("GFC" or the "Company") and subsidiaries, including the European Financial Group ("GEFG"), Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. GFC is a wholly owned subsidiary of GFC Financial Corporation.

RESULTS OF OPERATIONS
         Net income for the 1994 period rose to $29.1 million from $18.9 million in 1993, an increase of 54%. The 1994 results include five months of income from Ambassador and two months of income from TriCon.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between interest earned from financing transactions, interest expense and operating lease depreciation, increased to $98.1 million for the six months of 1994 from $58.6 million from the comparable period in 1993, an increase of 67%.

         This increase was driven by the portfolio growth of the core finance operations, as well as the acquisitions of TriCon and Ambassador in 1994. The source of the growth of the core finance operations was the new business volume of $699 million for the six months of 1994 compared to $352 million for the 1993 period (an increase of 99%).

         Interest margins earned, measured as a percent of average earning assets, were strong at 5.9%. This measurement compares to 5.3% for the 1993 period and reflects the contributions of the acquisitions made in 1994 as well as the continuing strong returns of the core finance operations.

         The improvement in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses (collectively "operating expenses").

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were higher by $4.6 million during the first six months of 1994 compared to the same period in 1993. The higher loss provisions are consistent with the requirements of a larger portfolio and the risk characteristics of some of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the higher risk profile associated with those businesses. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 71.7% of nonaccruing assets and at 2.5% of funds employed and securitizations.

         Selling, administrative and other operating expenses were up by approximately $17.4 million in the 1994 period primarily attributable to the acquisitions of TriCon and Ambassador in 1994. The running rate of these expenses (measured as a percent of interest margins earned) declined to 46.1 (for the combined entities) in 1994 from 47.5% for GFC (which excluded TriCon and Ambassador) in 1993. On July 18, 1994, the Company announced the reorganization and integration of its operations with newly- acquired TriCon and an estimated 10% reduction in personnel over the next several months. These cost saving initiatives are expected to reduce this running rate for expenses even further in the future.

         GAINS ON SECURITIZATIONS AND SALE OF ASSETS. Gains on securitizations and sale of assets were $2.3 million higher in 1994 compared to the same period in 1993. The increase principally is the result of a $4.0 million ($2.4 million after-tax) gain from the securitization of assets by TriCon recorded in the second quarter of 1994.

         INCOME TAXES. Income taxes for the six months of 1994 increased to $20.1 million from $10.6 million in 1993. This increase is attributable to:
(a) higher income before income taxes; (b) higher income tax rates in 1994 (both federal and state), and (c) increased foreign income taxes. The overall effective income tax rate for the Company, including both federal and state income taxes, approximates 40%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
         Funds employed increased by $2.3 billion to $5.1 billion at June 30, 1994 from $2.8 billion at December 31, 1993. This increase is attributable to the acquisition of TriCon ($1,802 million) and Ambassador ($329 million) in 1994 and new business generated ($699 million) by the core finance operations in 1994.

         The reserve and accrued liabilities increased by $69.9 million in 1994 to $134.2 million. The increase in the reserve and accrued liabilities during the six months consisted of increases due to loss provisions of $8.1 million which were applicable to portfolio growth, $62.6 million of reserves and accrued liabilities acquired with TriCon and $10.4 million of reserves acquired with Ambassador, partially offset by decreases due to write-offs of $12.0 million.

         The Company had total debt of approximately $3,966 million or 5.3 times its equity base of $747 million at June 30, 1994. The Company also had deferred income taxes of $210 million at that date as part of its capital base to help finance its lending activities.

         Growth in funds employed is typically financed by internally generated cash flow and additional borrowings. During the first six months of 1994, GFC issued $827.6 million of new senior debt, which, together with general corporate funds, was used to finance new business and redeem or retire $743.4 million of maturing debt.

         GFC satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, GFC relies on the issuance of commercial paper as a major funding source. During the first six months of 1994, GFC issued $3.8 billion of commercial paper (with an average of $593 million outstanding during this period) and raised $827.6 million, as noted above, through new long-term financing facilities of one to seven year durations. GFC recently filed a shelf-registration statement with the Securities and Exchange Commission that would allow for the issuance of up to $1.0 billion of senior debt securities. GFC currently maintains a three-year revolving credit facility with numerous lenders, in the aggregate principal amount of $950 million. Separately, GFC also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $950 million. Both of these facilities support GFC's outstanding commercial paper and short- term borrowings.

         Maturities of long-term debt outstanding at June 30, 1994 due through June 2003 (excluding the amount supported by the revolving credit agreements expected to be renewed) will approximate $445,875,000 (for the last six months of 1994), $563,202,000 (1995), $399,221,000 (1996), $358,625,000 (1997),
$349,305,000 (1998) and $874,934,000 (thereafter).

         The Company utilizes derivative instruments to manage exposure to fluctuations in interest rates arising from normal business operations. Typically, these agreements are entered into when the Company issues new debt to match the interest rate characteristics of its assets and liabilities. The Company continually monitors its position relative to derivatives and does not utilize speculative derivative instruments. The agreements have been entered into with major financial institutions which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions.

         GFC had outstanding 43 interest rate conversion agreements with notional principal amounts totaling $1.8 billion. Seventeen agreements with notional principal amounts of $573 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 4.1% to 9.3% (remaining terms of one to five years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 26 agreements with notional principal amounts of $1.19 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month LIBOR (remaining terms of one to nine years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.6%. In the third quarter of 1993, GFC entered into four three year interest rate hedge agreements on $750 million of floating-rate borrowings to effectively guarantee a spread of approximately 2.3% between its borrowing rate (the London Interbank Offered Rate ("LIBOR")) and the Prime interest rate. The Company has also entered into three basis swaps with notional principal amounts of $178 million and remaining terms of four months to four years.

         GFC's aggregate cost of funds has declined to 6.0% for the six months of 1994 from 6.3% for the six months of 1993. GFC's cost of and access to capital resources is significantly influenced by its debt ratings.

         The agreements pertaining to long-term debt of GFC include various restrictive covenants and require the maintenance of certain defined financial ratios with which GFC has complied. Under one of these covenants, dividend payments are limited to 50 percent of the sum of accumulated earnings and the proceeds from equity issued, excluding the Offering, after December 31, 1991.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS
         Following the spin-off from The Dial Corp in March 1992, the Company decided to focus its resources and capital on its core domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the spin-off that were not associated with the Company's core domestic commercial finance activities. The Company has concentrated on redeploying the capital previously invested in such businesses and has raised additional capital to support internal portfolio growth and to make selected acquisitions which complement the Company's core operations.
This strategy has resulted in (i) the managed liquidation and sale of the Greyhound European Financial Group and Latin America loan portfolios, (ii) an increase (excluding acquisitions) in GFC's domestic loan portfolio from March 31, 1992, (iii) the acquisition of the Asset Based Finance group from U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador, and (vi) the acquisition of TriCon. In 1994, GFC Financial raised $226.6 million of equity through the sale of 8,050,000 shares in a secondary offering, which, together with cash, the outstanding preferred stock of GFC held by GFC Financial and the remaining intercompany loans from GFC Financial were contributed as additional paid in capital of GFC. In addition, GFC has expanded its debt sources through a $1 billion shelf registration with the SEC and has increased its revolving credit lines to $1.9 billion. As a result of the execution of its business strategy, management believes that the Company now ranks among the largest independent commercial finance companies, based on assets, in the United States, and can direct its energies primarily to its core business operations in the United States, rather than on terminating discontinued operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)           The following exhibits are filed herewith:

                             Exhibit No.         Document
                             ----------          --------
                                 12             Computation of Ratio of Income to Combined Fixed
                                                  Charges and Preferred Stock Dividends (interim period).

         (b)           Reports on Form 8-K:

                       A Report on Form 8-K dated April 14, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the three months ended March 31, 1994 (unaudited).

                       A Report on Form 8-K dated May 2, 1994 was filed by Registrant, which reported under Item 5 the consummation of the TriCon acquisition.

                       A Report on Form 8-K dated May 23, 1994 was filed by Registrant, which reported under Item 5 the completion of the sale of 8,050,000 shares of common stock to the public and the expanded credit facilities with various lenders to $1.9 billion, divided between a three-year and one-year facility for $950 million each and under
                       Item 7 the Sixth Amendment and Restatement to the Credit Agreement dated as of May 31, 1976 and the Credit Agreement (Short-term Facility) dated as of May 16, 1994.

                       A Report on Form 8-K dated July 19, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the three months and six months ended June 30, 1994 (unaudited).

                        GREYHOUND FINANCIAL CORPORATION




                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        GREYHOUND FINANCIAL CORPORATION

                                  (Registrant)





Dated:   August 5, 1994     By: /s/          Bruno A. Marszowski
                            --------------------------------------------------
                              Bruno A. Marszowski, Vice President - Controller
                               Principal Accounting Officer/Authorized Officer

                        GREYHOUND FINANCIAL CORPORATION

                         COMMISSION FILE NUMBER 1-7543

                                 EXHIBIT INDEX

                            JUNE 30, 1994 FORM 10-Q



                                                                                              Page No. in
                                                                                              Sequentially
                                                                                           Numbered Form 10-Q
   No.                                         Title                                             Report
  -----         -------------------------------------------------------------------       --------------------
   (12)         Computation of Ratio of Income to Combined Fixed
                Charges and Preferred Stock Dividends.                                             23