Form 10-Q
period 1994-09-30
GREYHOUND FINANCIAL CORP
filed 1994-11-14
CIK 43960

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C., 20549

                                  FORM 10-Q

(Mark One)
/ X /         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                September 30, 1994

                                      OR

/   /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

                              YES / X /  NO / /

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 8, 1994, 25,000 shares of Common Stock ($1.00 par value) were outstanding. All the Common Stock of Greyhound Financial corporation is owned by GFC Financial Corporation.

                                                  GREYHOUND FINANCIAL CORPORATION


                                                         TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION.                                                                   Page No.
                                                                                                  --------
         Item 1.  Financial Statements.
                  Consolidated Financial Information:

                  Consolidated Balance Sheet - September 30, 1994 and
                         December 31, 1993                                                         1 - 2

                  Consolidated Income Statement - Quarter and Nine Months
                         Ended September 30, 1994 and 1993                                           3

                  Consolidated Statement of Stockholder's Equity - Nine Months
                         Ended September 30, 1994 and 1993                                           4

                  Consolidated Statement of Cash Flows - Nine Months Ended
                         September 30, 1994 and 1993                                                 5

                  Notes to Interim Consolidated Financial Information                              6 - 20

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             20 - 23


Part II  OTHER INFORMATION.

         Item 6.  Exhibits and Reports on Form 8-K                                                   23

         SIGNATURES                                                                                  24

                       PART I  -  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                       GREYHOUND FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                    ASSETS
                            (Dollars in Thousands)



                                                             September 30,            December 31,
                                                                 1994                    1993
                                                             -------------            ------------
CASH AND CASH EQUIVALENTS                                     $   34,729               $    2,859
INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned
   income of $233,470 and $72,747, respectively                3,745,634                2,343,755
 Direct financing leases                                         754,849                   71,812
 Operating leases                                                339,760                  147,222
 Leveraged leases                                                286,720                  283,782
 Factored receivables                                            167,136
                                                              ----------               ----------
                                                               5,294,099                2,846,571
Less reserve for possible credit losses                         (115,231)                 (64,280)
                                                              ----------               ----------
 Investment in financing transactions - net                    5,178,868                2,782,291

OTHER ASSETS AND DEFERRED CHARGES                                216,659                   49,747
                                                              ----------               ----------
                                                              $5,430,256               $2,834,897
                                                              ==========               ==========





See notes to interim consolidated financial information.

                       GREYHOUND FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND STOCKHOLDER'S EQUITY
                            (Dollars in Thousands)


                                                          September 30,             December 31,
                                                               1994                     1993
                                                          -------------             ------------
LIABILITIES:
 Accounts payable and accrued expenses                     $  150,855                $   30,158
 Due to Parent                                                                          130,760
 Customer deposits                                              2,730                     3,064
 Due to factored clients                                      117,107
 Interest payable                                              21,160                    23,633
 Short-term debt                                                  215                       510
 Senior debt                                                4,162,071                 1,991,986
 Subordinated debt                                                                       86,790
 Deferred income taxes                                        211,081                   197,705
                                                           ----------                ----------
                                                            4,665,219                 2,464,606
                                                           ----------                ----------

REDEEMABLE PREFERRED STOCK                                                               25,000

STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 25,000 shares outstanding                           25                        25
 Additional capital                                           677,948                   298,665
 Retained income                                               91,201                    54,374
 Cumulative translation adjustments                            (4,137)                   (7,773)
                                                           ----------                ----------
                                                              765,037                   345,291
                                                           ----------                ----------
                                                           $5,430,256                $2,834,897
                                                           ==========                ==========






See notes to interim consolidated financial information.

                       GREYHOUND FINANCIAL CORPORATION
                        CONSOLIDATED INCOME STATEMENT
                            (Dollars in Thousands)


                                                        Quarter Ended                       Nine Months Ended
                                                        September 30,                         September 30,
                                                   -------------------------           -------------------------
                                                     1994             1993               1994             1993
                                                   -------------------------           -------------------------
Interest and other income                          $108,985          $56,765           $266,516         $163,561
Financing lease income                               20,689            4,613             40,281           13,514
Operating lease income                               17,975            3,566             36,704           11,331
                                                   --------          -------           --------         --------
Interest earned from financing
 transactions                                       147,649           64,944            343,501          188,406
Interest expense                                     65,881           30,788            153,391           92,779
Operating lease depreciation                         11,345            1,494             21,626            4,338
                                                   --------          -------           --------         --------
Interest margins earned                              70,423           32,662            168,484           91,289
Provision for possible credit losses                  2,215              178             10,353            3,706
                                                   --------          -------           --------         --------
Net interest margins earned                          68,208           32,484            158,131           87,583
Gains on securitizations and sale of assets
 of assets                                            1,169                               5,672            2,240
                                                   --------          -------           --------         --------
                                                     69,377           32,484            163,803           89,823
Selling, administrative and other
 operating expenses                                  32,591           14,211             77,796           42,044
                                                   --------          -------           --------         --------

INCOME BEFORE INCOME TAXES                           36,786           18,273             86,007           47,779
Income taxes:
 Current                                             14,730            6,666             34,838           17,304
 Adjustment to deferred taxes                                          4,857                               4,857
                                                   --------          -------           --------         --------
NET INCOME                                         $ 22,056          $ 6,750           $ 51,169         $ 25,618
                                                   ========          =======           ========         ========


See notes to interim consolidated financial information.

                       GREYHOUND FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                            (Dollars in Thousands)


                                                                         Nine Months Ended
                                                                            September 30,
                                                                    ---------------------------
                                                                      1994               1993
                                                                    --------           --------
COMMON STOCK:

 Balance, beginning and end of period                               $     25           $     25
                                                                    --------           --------

ADDITIONAL CAPITAL:
 Balance, beginning of period                                        298,665            298,665
 Contributions from GFC Financial Corporation                        379,283
                                                                    --------           --------
 Balance, end of period                                              677,948            298,665
                                                                    --------           --------

RETAINED INCOME:
 Balance, beginning of period                                         54,374             33,783
 Net income                                                           51,169             25,618
 Dividends on common and preferred stock                             (14,342)           (11,688)
                                                                    --------           --------
 Balance, end of period                                               91,201             47,713
                                                                    --------           --------

CUMULATIVE TRANSLATION ADJUSTMENTS:
 Balance, beginning of period                                         (7,773)            (6,685)
 Unrealized translation gain                                           3,636                 62
                                                                    --------           --------
 Balance, end of period                                               (4,137)            (6,623)
                                                                    --------           --------

TOTAL STOCKHOLDER'S EQUITY                                          $765,037           $339,780
                                                                    ========           ========


See notes to interim consolidated financial information.

                       GREYHOUND FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in Thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   ----------------------------
OPERATING ACTIVITIES:                                                                 1994              1993
                                                                                   -----------       ----------
 Net income                                                                        $    51,169        $  25,618
 Adjustments to reconcile net income to net cash (used) provided by operating activities:
   Provision for possible credit losses                                                 10,353            3,706
   Operating lease depreciation                                                         21,626            4,338
   Other depreciation and amortization                                                   6,285            2,055
   Gains on securitization of assets                                                    (3,959)
   Gains on sale of assets                                                              (1,713)          (2,240)
   Deferred income taxes                                                                13,376           17,152
 Change in assets and liabilities, net of effects from
   subsidiaries purchased:
    (Increase) decrease in other assets                                                (38,356)           4,634
    Decrease in accounts payable and accrued expenses                                  (66,519)         (19,679)
    Decrease in customer deposits                                                         (401)          (7,492)
    Decrease in interest payable                                                        (2,473)         (15,631)
    Other                                                                                  (87)              62
                                                                                   -----------        ---------
      Net cash (used) provided by operating activities                                 (10,699)          12,523
                                                                                   -----------        ---------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                           22,840            2,482
 Proceeds from assets securitized                                                      115,507
 Principal collections on financing transactions                                       639,340          420,623
 Expenditures for financing transactions                                              (973,086)        (591,215)
 Net change in short-term financing transactions                                      (147,841)
 Purchase of Asset Based Finance                                                                        (69,808)
 Purchase of Ambassador Factors                                                       (246,285)
 Purchase of TriCon                                                                   (344,212)
 Net advances to discontinued insurance subsidiary                                                       57,321
 Other                                                                                   1,109              220
                                                                                   -----------        ---------
      Net cash used by investing activities                                           (932,628)        (180,377)
                                                                                   -----------        ---------
FINANCING ACTIVITIES:
 Long-term borrowings                                                                  827,550          200,000
 Net borrowings under commercial paper                                               1,036,915           15,966
 Repayment of long-term borrowings                                                  (1,125,609)        (167,664)
 Net advances and contributions from Parent                                            233,923
 Redemption of preferred stock                                                                          146,500
 Dividends                                                                             (14,342)         (11,688)
 Net change in due to factored clients                                                  16,760
                                                                                   -----------        ---------
      Net cash provided by financing activities                                        975,197          183,114
                                                                                   -----------        ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                   31,870           15,260
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           2,859           19,120
                                                                                   -----------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $    34,729        $  34,380
                                                                                   ===========        =========


See notes to interim consolidated financial information.

                       GREYHOUND FINANCIAL CORPORATION
             NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993


NOTE A  SIGNIFICANT ACCOUNTING POLICIES

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

        The Company enters into derivative financial instruments as part of its interest rate risk management. The Company uses interest rate swaps and interest rate hedge agreements. These interest rate derivatives are accounted for using settlement or matched swap accounting. Periodic net cash settlements are recognized when they accrue.

        The Company's off-balance sheet derivative instruments involve credit and interest rate risks. The credit risk is the nonperformance by the counterparties to the financial instruments. All financial instruments have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions. Interest rate risks relate to changes in interest rates and the impact on earnings. The Company mitigates interest rate risks through its matched funding policy.

        The Financial Accounting Standards Board ("FASB") has issued a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This standard requires that impaired loans that are within the scope of this statement generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. The impact of the new standard, which is effective for fiscal years beginning after December 15, 1994 and will be adopted by the Company effective January 1, 1995, has not yet been determined.

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

        The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1994, the results of operations for the quarter and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

        SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

        During the nine months ended September 30, 1994, GFC Financial contributed $127,716,000 of intercompany loans and other assets and $25,000,000 of preferred stock to GFC as additional paid in capital.


NOTE B  PORTFOLIO QUALITY

        The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                     INVESTMENT IN FINANCING TRANSACTIONS
                             BY LINE OF BUSINESS
                              SEPTEMBER 30, 1994
                            (Dollars in Thousands)

                                                    Revenue Accruing                                Nonaccruing
                                    -------------------------------------------------     ---------------------------------
                                                                             Repos-        90 Days        Repos-
                                      Original   Rewritten    Operating      sessed         Delin-        sessed
                                        Rate     Contracts      Leases      Assets(3)       quent         Assets      Other
                                    -------------------------------------------------     ---------------------------------
Commercial Real Estate Finance       $  651,406    $ 7,500    $             $30,853       $    998       $28,293     $
Transportation Finance (1)              472,284     14,455     163,814
Resort Finance                          603,289      4,783         530       13,035                       20,009        143
Communications Finance                  523,358      6,250                    8,977          6,593        27,048        671
Corporate Finance                       206,776     22,200       5,181                       6,759         3,787        297
Asset Based Finance                     259,714
Consumer Rediscounting                   59,461
European Finance (2)                     87,422      1,954       4,269                      19,818            11
Ambassador Factors                      328,619                                             11,151         1,953
Medical Finance                         305,996                146,323                       2,437
Franchise Finance                       276,013      7,363                                  14,710
Vendor Service                          263,382                                             21,459
Commercial Credit Services              257,045                                              1,263
Commercial Equipment Finance            245,635        868      24,824                       8,896
Government Finance                       93,804                                                579
Capital Services                         10,700                                              9,141
                                     ----------    -------    --------      -------       --------       -------     ------
TOTAL (4)                            $4,644,904    $65,373    $344,941      $52,865       $103,804       $81,101     $1,111
                                     ==========    =======    ========      =======       ========       =======     ======


                                       Total
                                      Carrying
                                       Amount        %
                                     -------------------
Commercial Real Estate Finance       $  719,050     13.6
Transportation Finance (1)              650,553     12.3
Resort Finance                          641,789     12.1
Communications Finance                  572,897     10.8
Corporate Finance                       245,000      4.6
Asset Based Finance                     259,714      4.9
Consumer Rediscounting                   59,461      1.1
European Finance (2)                    113,474      2.1
Ambassador Factors                      341,723      6.5
Medical Finance                         454,756      8.6
Franchise Finance                       298,086      5.6
Vendor Service                          284,841      5.4
Commercial Credit Services              258,308      4.9
Commercial Equipment Finance            280,223      5.3
Government Finance                       94,383      1.8
Capital Services                         19,841      0.4
                                     ----------    -----
TOTAL (4)                            $5,294,099    100.0

NOTES:
(1) Transportation Finance includes $46.7 million of new aircraft finance business booked through the London office. In addition, operating leases include certain aircraft and engines having a carrying amount of $51.8 million that were combined as one transaction pursuant to a participation agreement with an engine and hushkitting company.

(2) The European Finance balance includes transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Finance includes $40.4 million of Consumer Finance assets, of which $6.6 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(3) The Company earned income totaling $2.6 million on repossessed assets during 1994, including $1.4 million in Commercial Real Estate Finance, $0.7 million in Resort Finance and $0.5 million in Communications Finance.

(4)    Excludes $307.5 million of assets securitized which the Company manages.

                     INVESTMENT IN FINANCING TRANSACTIONS
                             BY LINE OF BUSINESS
                              DECEMBER 31, 1993
                            (Dollars in Thousands)

                                                          Revenue Accruing                              Nonaccruing
                                        --------------------------------------------------     ------------------------------
                                                                                   Repos-      90 Days       Repos-
                                         Original     Rewritten    Operating       sessed       Delin-       sessed
                                           Rate       Contracts      Leases      Assets(4)      quent        Assets     Other
                                        --------------------------------------------------     ------------------------------
Commercial Real Estate Finance (1)      $  500,598     $ 1,574     $              $27,844      $ 1,055       $25,542     $
Transportation Finance (1) (2)             457,741                  146,675                        841
Resort Finance                             530,070       4,869          547        12,163                     19,001      440
Communications Finance                     487,890       7,989                      8,949        8,264        25,030
Corporate Finance (1)                      221,711      27,921                                   2,277         7,428      386
Asset Based Finance                        176,068
Consumer Rediscounting                      19,439
European Finance (3)                       107,486       4,430                                  12,320            23
                                        ----------     -------     --------       -------      -------       -------     ----

TOTAL                                   $2,501,003     $46,783     $147,222       $48,956      $24,757       $77,024     $826
                                        ==========     =======     ========       =======      =======       =======     ====

                                          Total
                                         Carrying
                                          Amount          %
                                        ---------------------
Commercial Real Estate Finance (1)      $  556,613       19.6
Transportation Finance (1) (2)             605,257       21.2
Resort Finance                             567,090       19.9
Communications Finance                     538,122       18.9
Corporate Finance (1)                      259,723        9.1
Asset Based Finance                        176,068        6.2
Consumer Rediscounting                      19,439        6.2
European Finance (3)                       124,259        4.4
                                        ----------      -----
TOTAL                                   $2,846,571      100.0
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

(2) Transportation Finance includes $31.9 million of new aircraft finance business booked through the London office. In addition, operating leases include certain aircraft and engines having a carrying amount of $53.0 million that were combined as one transaction pursuant to a participation agreement with an engine and hushkitting company.

(3) The European Finance balance includes transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Finance includes $45.3 million of Consumer Finance assets of which $9.6 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.

(4) The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Commercial Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.

REWRITTEN CONTRACTS:

        In the normal course of business, the Company has renegotiated certain contracts and has modified them with respect to rates and other terms. At September 30, 1994 and December 31, 1993, the Company had approximately $65.4 million and $46.8 million, respectively, of these rewritten contracts requiring disclosure under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". These contracts are all current under the revised terms and yield on a weighted average basis a return of approximately 10%.

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

        Total nonaccruals increased to $186.0 million at September 30, 1994 from $102.6 million at December 31, 1993. This increase primarily is due to the inclusion of nonaccruing assets of TriCon ($60 million) and Ambassador ($14.7 million). The total at September 30, 1994 represented 3.3% of funds employed and assets securitized ("managed assets") compared to 3.6% of funds employed at December 31, 1993.

RESERVE AND ACCRUED LIABILITIES FOR POSSIBLE CREDIT LOSSES:

        The reserve and accrued liabilities for possible credit losses of $130.7 million at September 30, 1994 represents 2.3% of the aggregate carrying amount of managed assets before deducting such reserve. Accrued liabilities of $15.5 million represent an allowance for estimated losses under certain recourse provisions on $307.5 million of assets securitized. Changes in the reserve for possible credit losses were as follows:

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               ---------------------------
                                                                                 1994               1993
                                                                               --------            -------
                                                                                 (Dollars in Thousands)
Balance, beginning of period                                                   $ 64,280            $69,291

Provision for possible credit losses                                             10,353              3,706
Write-offs                                                                      (19,009)            (8,337)
Recoveries                                                                        1,109                434

Other (including addition of TriCon and Ambassador reserves)                     58,498              1,245
                                                                               --------            -------
Balance, end of period                                                         $115,231            $66,339
                                                                               ========            =======

        The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

NOTE C  RECEIVABLE TRANSFER AGREEMENTS (SECURITIZATIONS)

        During the nine months ended September 30, 1994, the Company transferred its interests in approximately $125.4 million of its direct finance lease portfolio for $135.0 million. These transfers provide limited recourse for credit losses to the Company and certain of its assets. As of September 30, 1994, $56.7 million of finance lease receivables are the sole collateral for certain limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure limited to $95.2 million. An outstanding allowance for estimated losses under these recourse provisions of $15.5 million is included in accounts payable and accrued expenses. The Company will service these lease contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.


NOTE D  BORROWINGS

        Senior and subordinated debt was as follows:

                                                              September 30,      December 31,
                                                                  1994              1993
                                                              -------------      ------------
                                                                  (Dollars in Thousands)
Senior debt:
 Commercial paper and short-term bank loans
  supported by unused long-term bank revolving credit
  agreements, less unamortized discount                         $1,552,789        $  515,876
 Medium-term notes due to 2003, 4.5% to 12.5%                    1,228,363           751,500
 Term loans payable to banks due to 1996, 4.2%                     130,001           150,000
 Senior notes due to 2002, 6.8% to 16.0%, less
  unamortized discount                                           1,232,829           555,666
 Nonrecourse installment notes due to 2002, 10.6%
  (assets of $25,189 and $25,613, respectively,
  pledged as collateral)                                            18,089            18,944
                                                                ----------        ----------
Total senior debt                                                4,162,071         1,991,986
                                                                ----------        ----------
Subordinated debt repaid in 1994, 14.1%                                               86,790
                                                                ----------        ----------
TOTAL                                                           $4,162,071        $2,078,776
                                                                ==========        ==========


NOTE E  DERIVATIVES

        The following table provides information for each significant derivative product type. The derivatives are primarily related to interest rate swaps. These rate swaps generally involve the exchange of fixed- and floating-rate interest payments based on an underlying notional amount. The rates presented are as of October 25, 1994. To the extent that rates change, variable interest information will change.

                        GREYHOUND FINANCIAL CORPORATION
                   DERIVATIVE MATURITIES AND AVERAGE INTEREST
                             (Dollars in Millions)

                                                             Maturities of Derivative Products
                                                --------------------------------------------------------------
                                                                                                        There-       Sept. 30,
                                                  1994        1995       1996      1997       1998       after          1994
                                                --------------------------------------------------------------       ---------
RECEIVE FIXED-RATE SWAPS:
   Notional value                                $           $  40     $  100    $  275      $ 325      $ 450          $1,190
   Weighted average receive rate                              5.52%      5.22%     6.80%      6.76%      6.72%           6.58%
   Weighted average pay rate                                  6.00%      5.69%     5.69%      5.69%      5.76%           5.73%
PAY FIXED-RATE GENERIC SWAPS:
   Notional value                                               30        225       125         50                        430
   Weighted average receive rate                              6.00%      5.79%     5.69%      6.00%                      5.80%
   Weighted average pay rate                                  9.09%      6.22%     7.20%      9.10%                      7.04%
PAY FIXED-RATE AMORTIZING SWAPS:
   Notional value                                   67         137         66        18                                   288
   Weighted average receive rate                  4.98%       4.98%      4.98%     4.98%                                 4.98%
   Weighted average pay rate                      4.66%       4.88%      5.25%     6.18%                                 4.99%
INTEREST RATE HEDGE AGREEMENTS:
   Notional value                                                         750                                             750
   Weighted average receive rate                                         1.75%                                           1.75%
   Weighted average pay rate                                             1.75%                                           1.75%
BASIS SWAPS:
   Notional value                                   50          76                             128                        254
   Weighted average receive rate                  5.01%       5.07%                           5.78%                      5.42%
   Weighted average pay rate                      5.13%       5.58%                           6.10%                      5.75%
                                                 -----       -----     ------    ------       ----      -----          ------
TOTAL NOTIONAL VALUE                             $ 117       $ 283     $1,141    $  418      $ 503      $ 450          $2,912
                                                 =====       =====     ======    ======      =====      =====          ======
TOTAL WEIGHTED AVERAGE RATES ON SWAPS
   Receive rate                                   4.99%       5.19%      3.04%     6.39%      6.44%      6.72%           4.96%
                                                 =====       =====     ======    ======      =====      =====          ======
   Pay rate                                       4.86%       5.67%      3.18%     6.16%      6.13%      5.76%           4.83%
                                                 =====       =====     ======    ======      =====      =====          ======

NOTE F  INCOME TAXES

        The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 -----------------
                                                                 1994         1993
                                                                 ----         ----
 Federal statutory income tax rate                               35.0 %       35.0 %
 State income tax (net of federal deduction)                      4.6 %        3.9 %
 Foreign tax effects                                              1.7 %       (1.6)%
 Other                                                           (0.8)%       (1.1)%
                                                                 ----         ----
 Current income taxes                                            40.5 %       36.2 %
 Adjustment to deferred taxes                                                 10.2 %
                                                                 ----         ----
 Provision for income taxes                                      40.5 %       46.4 %
                                                                 ====         ====

NOTE G   AVERAGE BALANCES/INTEREST MARGIN/AVERAGE ANNUAL RATES

         The following table presents a breakdown of the Company's average balance sheet, interest margins and average annual rates for the nine months ended or at September 30, 1994:

                                                                      Nine Months Ended
                                                                             or at
                                                                    September 30, 1994 (1)
                                                           ---------------------------------------
                                                             Average                      Average
ASSETS:                                                      Balance        Interest        Rate
                                                           ---------------------------------------
Cash and cash equivalents                                  $   22,356      $

Investment in financing transactions                        4,133,147       321,875       11.4%  (2)
  Less reserve                                                (92,582)     --------
                                                           ----------
Investment in financing transactions - net                  4,040,565
                                                           ----------
Other assets and deferred charges                             172,063
                                                           ----------
                                                           $4,234,984
                                                           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
 Other liabilities                                         $  239,620
 Senior and subordinated debt                               3,201,708       153,391        6.4%
 Deferred income taxes                                        208,054
                                                           ----------
                                                            3,649,382
Redeemable preferred stock                                     10,000
Stockholder's equity                                          575,602
                                                           ----------
                                                           $4,234,984
                                                           ==========
Interest income/average earning assets (2)                                  321,875       11.4%
Interest expense/average earning assets (2) (3)                             153,391        5.4%
                                                                           --------       ----
Interest margin earned (3)                                                 $168,484        6.0%
                                                                           ========       ====

                                                                      Nine Months Ended
                                                                            or at
                                                                    September 30, 1993 (1)
                                                           ---------------------------------------
                                                             Average                      Average
                                                             Balance        Interest        Rate
                                                           ---------------------------------------
Cash and cash equivalents                                  $   26,750      $
Investment in financing transactions
  Less reserve                                              2,570,355       184,068       10.9%  (2)
                                                              (67,815)     --------
Investment in financing transactions - net                 ----------
                                                            2,502,540
Other assets and deferred charges                          ----------
                                                               45,805
                                                           ----------
                                                           $2,575,095
                                                           ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
 Other liabilities
 Senior and subordinated debt                              $  125,353
 Deferred income taxes                                      1,906,758        92,779        6.5%
                                                              185,200
                                                           ----------
                                                            2,217,311
Redeemable preferred stock                                     25,000
Stockholder's equity                                          332,784
                                                           ----------
                                                           $2,575,095
                                                           ==========
                                                                            184,068       10.9%
Interest income/average earning assets (2)                                   92,779        5.5%
Interest expense/average earning assets (2) (3)                            --------       ----
Interest margin earned (3)                                                 $ 91,289        5.4%
                                                                           ========       ====

______________
(1) Includes financial results from the acquisitions of Ambassador (February 14, 1994) and TriCon (April 30, 1994).
(2)      Average earning assets ($3,759,107 and $2,255,330 for 1994 and 1993, respectively) are net of average deferred taxes on leveraged leases and average nonaccruing assets.
(3) For the nine months ended September 30, 1994, excluding the impact of derivatives, interest expense would have been $171,695 or 6.1% of average earning assets and interest margins earned would have been $150,180 or 5.3% of average earning assets. For the nine months ended September 30, 1993, excluding the impact of derivatives, interest expense would have been $112,623 or 6.7% of average earning assets and interest margins would have been $71,445 or 4.2% of average earning assets.

NOTE H   RATIO OF INCOME TO COMBINED FIXED CHARGES AND PREFERRED STOCK
         DIVIDENDS

        The following are the ratios of income to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1994 and 1993 and the years ended December 31, 1993, 1992 and 1991.

                                                            Nine Months
                                                               Ended                       Year Ended
                                                           September 30,                  December 31,
                                                           --------------           -----------------------
                                                           1994      1993           1993     1992      1991
                                                           --------------           -----------------------
 Ratio of income to combined fixed charges
   and preferred stock dividends                           1.55      1.40           1.47     1.35       --
                                                           ====      ====           ====     ====      ====

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


NOTE I   PURCHASES OF AMBASSADOR FACTORS AND TRICON CAPITAL

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

         The cash purchase price was financed initially with the proceeds from the issuance of $300,000,000 of debt securities of GFC and the remainder with internally generated funds. A portion of the interim debt was replaced with the net proceeds from a public offering completed in May 1994 of 8,050,000 shares of GFC Financial's common stock (the "Offering"), which, together with cash, the outstanding preferred stock of GFC held by GFC Financial and the remaining intercompany loans from GFC Financial to GFC were contributed as additional paid in capital of GFC (the "Contributions").

         The following Pro Forma Statements of Consolidated Income for the nine months ended September 30, 1994 and 1993 have been prepared to reflect net income as adjusted to reflect the acquisitions of Ambassador and TriCon as if such acquisitions had occurred on January 1, 1994 and 1993, respectively and give effect to the Offering and contributions as of such dates. The Pro Forma Statements of Consolidated Income are unaudited and are not necessarily indicative of the results that would have occurred if such acquisitions had been consummated as of January 1, 1994 or January 1, 1993, nor are they necessarily indicative of the results of future operations.

                        GREYHOUND FINANCIAL CORPORATION
                   PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                      NINE MONTHS ENDED SEPTEMBER 30, 1994
                             (Dollars in Thousands)

                                                                     Historical
                                                     ------------------------------------------
                                                                                      TriCon
                                                                      Ambassador      January
                                                                       January       thru April
                                                     Company(1)        1994(1)         1994(1)
                                                     ------------------------------------------
Interest earned from financing transactions            $343,501         $3,072         $75,566
Interest expense and depreciation                       175,017            563          37,711
                                                       --------         ------         -------
Interest margins earned                                 168,484          2,509          37,855
Provision for possible credit losses                     10,353            500           7,749
                                                       --------         ------         -------
Net interest margins earned                             158,131          2,009          30,106
Gains on securitizations and sale of assets               5,672
                                                       --------         ------         -------
                                                        163,803          2,009          30,106
Selling, administrative and other operating
 expenses                                                77,796            634          18,198
                                                       --------         ------         -------
                                                         86,007          1,375          11,908
Income taxes                                             34,838            649           4,059
                                                       --------         ------         -------
NET INCOME                                             $ 51,169         $  726         $ 7,849
                                                       ========         ======         =======

                                                           Pro Forma Adjustments
                                                   ------------------------------------
                                                    Ambassador            TriCon
                                                       (1)                  (1)              Pro Forma
                                                   -------------------------------------     ---------
Interest earned from financing transactions          $                  $(3,158) (7)          $419,481
                                                                            500  (8)
Interest expense and depreciation                      131  (2)             949  (9)           214,371
                                                     -----              -------               --------
Interest margins earned                               (131)              (3,607)               205,110
Provision for possible credit losses                                                            18,602
                                                     -----              -------               --------
Net interest margins earned                           (131)              (3,607)               186,508
Gains on securitizations and sale of assets                                                      5,672
                                                     -----              -------               --------
                                                      (131)              (3,607)               192,180
Selling, administrative and other operating
 expenses                                              206  (3)           1,164  (10)           98,334
                                                        83  (4)             253  (8)
                                                     -----              -------               --------
                                                      (420)              (5,024)                93,846
Income taxes                                          (168) (5)          (2,010) (11)           37,269

                                                       (99) (6)
                                                     -----              -------               --------
NET INCOME                                           $(153)             $(3,014)              $ 56,577
                                                     =====              =======               ========


                       GREYHOUND FINANCIAL CORPORATION
                  PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                     NINE MONTHS ENDED SEPTEMBER 30, 1993
                            (Dollars in Thousands)


                                                                   Historical
                                                       ------------------------------------
                                                       Company       Ambassador     TriCon
                                                       ------------------------------------
 Interest earned from financing transactions           $188,406        $28,522     $178,140

 Interest expense and depreciation                       97,117          4,865       91,771
                                                       --------        -------     --------
 Interest margins earned                                 91,289         23,657       86,369
 Provision for possible credit losses                     3,706          5,200       17,956
                                                       --------        -------     --------
 Net interest margins earned                             87,583         18,457       68,413
 Gains on sale of assets                                  2,240
                                                       --------        -------     --------

                                                         89,823         18,457       68,413
 Selling, administrative and other
  operating expenses                                     42,044          6,222       35,581
                                                       --------        -------     --------
                                                         47,779         12,235       32,832
 Income taxes                                            22,161          5,942       15,301
                                                       --------        -------     --------
 Income from continuing operations                       25,618          6,293       17,531
 Cumulative effect of changes in
  accounting principles                                                    480        5,763
                                                       --------        -------     --------
 NET INCOME                                            $ 25,618        $ 6,773     $ 23,294
                                                       ========        =======     ========



                                                               Pro Forma Adjustments
                                                            ----------------------------       Pro
                                                            Ambassador        TriCon          Forma
                                                            ----------------------------    ---------
 Interest earned from financing transactions                 $              $(3,527) (7)     $392,666
                                                                              1,125  (8)
 Interest expense and depreciation                             3,170  (2)     3,460  (9)      200,383
                                                             -------        -------          --------
 Interest margins earned                                      (3,170)        (5,862)          192,283
 Provision for possible credit losses                                                          26,862
                                                             -------        -------          --------
 Net interest margins earned                                  (3,170)        (5,862)          165,421
 Gains on sale of assets                                                                        2,240
                                                             -------        -------          --------
                                                              (3,170)        (5,862)          167,661
 Selling, administrative and other
  operating expenses                                           1,853  (3)     2,618  (10)      89,637
                                                                 750  (4)       569  (8)
                                                             -------        -------          --------
                                                              (5,773)        (9,049)           78,024
 Income taxes                                                 (2,309) (5)    (3,620) (11)      33,313
                                                                (918) (6)    (3,244) (12)
                                                             -------        -------          --------
 Income from continuing operations                            (2,546)        (2,185)           44,711
 Cumulative effect of changes in
  accounting principles                                                                         6,243
                                                             -------        -------          --------
 NET INCOME                                                  $(2,546)       $(2,185)         $ 50,954
                                                             =======        =======          ========
                                               18

              NOTES TO PRO FORMA STATEMENTS OF CONSOLIDATED INCOME

(1) Pro forma adjustments included in the Pro Forma Statement of Consolidated Income for the nine months ended September 30, 1994 related to the acquisitions of Ambassador and TriCon present the effects of the one month and four months, respectively, not included in the Company's historical financial statements.

ACQUISITION OF AMBASSADOR

(2)      To record the estimated interest expense ($131,000 - 1994; $3,170,000
         - 1993) arising from the debt incurred to fund the acquisition and the repayment of the intercompany payable due to Fleet. The 1994 adjustment is partially offset by interest saved as a result of the $40,000,000 of intercompany loans from GFC Financial to GFC contributed as additional paid in capital of GFC in connection with the acquisition of Ambassador.

(3)      To record amortization of goodwill ($206,000 - 1994; $1,853,000 -
         1993) based on an amortization period of twenty years and amortization of the covenant not to compete over one year (see Note (13)).

(4) To record administrative expenses for additional employees and general overhead ($83,000 - 1994; $750,000 - 1993).

(5)      To record the income tax effect ($168,000 - 1994; $2,309,000 - 1993)
         of Notes (2), (3), and (4) at the Company's effective incremental income tax rate of 40%.

(6) To adjust income taxes for the lower state income tax rate applicable to the Company ($99,000 - 1994; $918,000 - 1993).

ACQUISITION OF TRICON

(7) To reduce interest earned from financing transactions for the income recorded on assets not purchased by the Company in 1994 and 1993 ($3,158,000 - 1994; $3,527,000 - 1993).

(8)      To reflect base fees ($500,000 - 1994; $1,125,000 - 1993) and incremental costs ($253,000  - 1994; $569,000 - 1993) related to an agreement to manage leveraged leases for Bell Atlantic by TriCon.

(9)      To  record interest expense ($949,000 - 1994; $3,460,000 - 1993)
         resulting from the additional debt issued to purchase TriCon and certain debt to Bell Atlantic incurred to fund a deferred tax payment and dividends, reduced by the interest savings applicable to the debt not transferred in the TriCon acquisition and interest savings as a result of the equity contribution of the intercompany loans.

(10)     To record amortization of goodwill ($1,164,000 - 1994; $2,618,000 -
         1993) based on an amortization period of twenty years (see Note (13)).

(11)     To record the income tax effect ($2,010,000 - 1994; $3,620,000 - 1993)
         of Notes (7) through (10) at the Company's effective incremental income tax rate of 40%.

(12) To reduce TriCon's income taxes for the effect of increases in income tax rates for 1993 (principally the increase in the federal tax rate) due to the deferred tax payment and the new tax basis in assets at the beginning of the pro forma period ($3,244,000).

(13) Goodwill may be adjusted as the final allocation of the values of the purchased assets and liabilities is established.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                  TO THE NINE MONTHS ENDED SEPTEMBER 30, 1993


        The following discussion relates to Greyhound Financial Corporation ("GFC" or the "Company") and subsidiaries, including European Financial Group ("GEFG"), Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. GFC is a wholly owned subsidiary of GFC Financial Corporation.

RESULTS OF OPERATIONS
        Net income increased 100% during the nine months of 1994 to $51.2 million from $25.6 million in the comparable 1993 period. The 1994 results include income for eight and five months from Ambassador and TriCon, respectively. Net income in 1993 included a $4.9 million adjustment for tax rate increases applicable to deferred income taxes generated by the Company's leveraged lease portfolio.

        INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between interest earned from financing transactions and interest expense and operating lease depreciation, increased to $168.5 million for the nine months of 1994 from $91.3 million for the comparable 1993 period, an increase of 85%.

        This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the growth was new business, which totaled $1.12 billion for the nine months of 1994 compared to $591 million for the 1993 period (an increase of 90%).

        Interest margins earned, measured as a percent of average earning assets, were strong at 6.0%. This measurement compares to 5.4% for the 1993 period and reflects the contributions of the acquisitions made in 1994 as well as the continuing strong returns of the core finance operations.

        The improvement in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses (collectively "operating expenses").

        NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were higher by $6.6 million during the first nine months of 1994 compared to the same period in 1993. The higher loss provisions are consistent with the requirements of a larger portfolio and the risk characteristics of some of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the higher risk profile associated with those businesses. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 70.3% of nonaccruing assets and at 2.3% of funds employed and securitizations.

        Selling, administrative and other operating expenses were up by approximately $35.8 million in the 1994 period reflecting an increase consistent with the growth in assets. The running rate of these expenses (measured as a percent of interest margins earned) was 46.2% (for the combined entities) in 1994, an increase from 46.1% for GFC (which excluded TriCon and Ambassador) in 1993.

        GAINS ON SECURITIZATIONS AND SALE OF ASSETS. Gains on securitizations and sale of assets were $3.4 million higher in 1994 compared to the same period in 1993. The increase principally is the result of a $4.0 million ($2.4 million after-tax) gain from the securitization of assets recorded in the second quarter of 1994.

        INCOME TAXES. Income taxes for the nine months of 1994 increased to $34.8 million from $22.2 million in 1993. This increase is attributable to:
(a) higher income before income taxes; (b) higher income tax rates in 1994 (both federal and state), and (c) increased foreign income taxes. The overall effective income tax rate for the Company, including both federal and state income taxes, approximates 40.5% for 1994 and 36.2% for 1993, excluding the tax adjustment for the Company's leveraged lease portfolio.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
        Funds employed increased by $2.5 billion to $5.3 billion at September 30, 1994 from $2.8 billion at December 31, 1993. This increase is attributable to the acquisition of TriCon ($1.8 billion) and Ambassador ($329 million) in 1994 and new business generated ($1.12 billion) by the core finance operations in 1994.

        The reserve and accrued liabilities increased by $66.4 million in 1994 to $130.7 million. The increase in the reserve and accrued liabilities during the nine months consisted of increases due to loss provisions of $10.4 million which were applicable to portfolio growth, $62.6 million of reserves and accrued liabilities acquired with TriCon and $10.4 million of reserves acquired with Ambassador, partially offset by decreases due to write-offs of $19.0 million.

        The Company had total debt of approximately $4.2 billion or 5.4 times its equity base of $765.0 million at September 30, 1994. The Company also had deferred income taxes of $211 million at that date as part of its capital base to help finance its lending activities.

        Growth in funds employed is typically financed by internally generated cash flow and additional borrowings. During the first nine months of 1994, GFC issued $828 million of new senior debt, which, together with general corporate funds and the GFC Financial Corporation contributions from proceeds of an equity offering, was used to finance new business and redeem or retire $1,126 million of maturing debt.

        GFC satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, GFC relies on the issuance of commercial paper as a major funding source. During the first nine months of 1994, GFC issued $6.3 billion of commercial paper (with an average of $810 million outstanding during this period) and raised $828 million, as noted above, through new long-term financing facilities of one to seven year durations. At September 30, 1994 and December 31, 1993, commercial paper and short-term bank borrowings totaling $1.6 billion and $516 million, respectively, are supported by available unused revolving credit lines which if not renewed are convertible to long-term debt at GFC's option. In the second quarter of 1994, GFC filed a shelf-registration statement with the Securities and Exchange Commission that would allow for the issuance of up to $1.0 billion of senior debt securities, $900 million of which remains available. GFC currently maintains a three-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, GFC also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion. Both of these facilities support GFC's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans to the extent that it experiences significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. There were no borrowings under these facilities during 1994.

        Maturities of long-term debt outstanding at September 30, 1994 due through June 2003 (excluding the amount supported by the revolving credit agreements expected to be renewed) will approximate

$63,985,000 (for the last three months of 1994), $563,202,000 (1995),
$399,221,000 (1996), $358,625,000 (1997), $349,305,000 (1998) and $874,944,000
(thereafter).

        The Company utilizes derivative instruments to minimize its exposure to fluctuations in interest rates arising from normal business operations. The Company strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, the Company diversifies its borrowing sources (short- and long-term debt with a fixed or a variable rate) and maintains a portfolio that is matched funded. The Company's matched funding policy generally requires that floating-rate assets are financed with floating-rate liabilities and fixed-rate assets are financed with fixed-rate liabilities. In instances where the lowest cost of borrowing sources are fixed-rate instruments to finance floating-rate assets, the Company utilizes derivative instruments to convert those fixed-rate liabilities into floating-rate liabilities. Through this matched funding strategy, the Company minimizes its overall debt costs and mitigates variability in interest rates. The Company's matched funding policy requires that the difference between floating-rate liabilities and floating-rate assets, as measured as a percent of investment in financing transactions ("funds employed"), does not vary by more than 3% for any extended period. The amount of derivatives used is a function of this 3% gap policy with the maturities of the derivatives being correlated to the maturities of the assets being financed. The Company's derivative policy also stipulates that the maximum exposure to any one counterparty, relative to the derivative products, is limited to 10% of the Company's outstanding debt at the time of that transaction. The Company continually monitors its position relative to derivatives and does not utilize speculative derivative instruments.

        During the nine months ended September 30, 1994 and 1993, the use of derivatives decreased interest expense by $18.3 million, a decrease in the annual aggregate cost of funds of 0.8%, and $19.8 million, a decrease in the aggregate cost of funds of 1.4%, respectively. These reductions in interest expense from off-balance sheet derivatives effectively alters on-balance sheet costs and must be viewed as total interest rate management.

        The Company had outstanding 46 interest rate conversion agreements with notional principal amounts totaling $1.9 billion. Twenty agreements with notional principal amounts of $718 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 4.1% to 9.3% (remaining terms of one to five years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 26 agreements with notional principal amounts of $1.19 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month London Interbank Offered Rate ("LIBOR") (remaining terms of one to eight years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.6%. The Company has also entered into five basis swaps with notional principal amounts of $254 million and remaining terms of one month to four years.

        In the third quarter of 1993, GFC entered into four three-year interest rate hedge agreements on $750 million of floating- rate borrowings. GFC's assets are primarily Prime based while a portion of its liabilities are LIBOR based. The agreements enable GFC to hedge against a narrowing of the spread between the Prime and the LIBOR interest rates.

        The Company's aggregate cost of funds has declined to 6.2% for the nine months of 1994 from 6.3% for the nine months of 1993. The Company's cost of and access to capital resources is significantly influenced by its debt ratings.

        The agreements pertaining to long-term debt of the Company include various restrictive covenants and require the maintenance of certain defined financial ratios with which the Company has complied.

Under one of these covenants, dividend payments are limited to 50 percent of the sum of accumulated earnings and the proceeds from equity issued, excluding the Offering, after December 31, 1991.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS
        Following the spin-off from The Dial Corp in March 1992, the Company decided to focus its resources and capital on its core domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the spin-off that were not associated with the Company's core domestic commercial finance activities. The Company has concentrated on redeploying the capital previously invested in such businesses and has raised additional capital to support internal portfolio growth and to make selected acquisitions which complement the Company's core operations.
This strategy has resulted in (i) the managed liquidation and sale of the European Financial Group and Latin America loan portfolios, (ii) an increase (excluding acquisitions) in GFC's domestic loan portfolio from March 31, 1992,
(iii) the acquisition of the Asset Based Finance group from U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador, and (vi) the acquisition of TriCon. In 1994, GFC Financial raised $226 million of equity through the sale of 8,050,000 shares in a secondary offering, which, together with cash, the outstanding preferred stock of GFC held by GFC Financial and the remaining intercompany loans from GFC Financial, were contributed as additional paid in capital of GFC. In addition, GFC has expanded its debt sources through a $1 billion shelf registration with the SEC and has increased its revolving credit lines to $2.0 billion. As a result of the execution of its business strategy, management believes that the Company now ranks among the largest independent commercial finance companies, based on assets, in the United States, and can direct its energies primarily to its core business operations in the United States, rather than on terminating discontinued operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   The following exhibits are filed herewith:

                Exhibit No.      Document
                -----------      --------
                    12           Computation of Ratio of Income to Combined
                                   Fixed Charges and Preferred Stock Dividends
                                   (interim period).

                    27           Financial Data Statement.

      (b)   Reports on Form 8-K:

            A Report on Form 8-K dated July 20, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the six months ended June 30, 1994 (unaudited).

            A Report on Form 8-K dated October 20, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the nine months ended September 30, 1994 (unaudited).

                       GREYHOUND FINANCIAL CORPORATION





                                  SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       GREYHOUND FINANCIAL CORPORATION

                                 (Registrant)





Dated: November 11, 1994         By: /s/ BRUNO A. MARSZOWSKI
                                     -----------------------------------------
                                     Bruno A. Marszowski,
                                     Senior Vice President,
                                     Chief Financial Officer Principal
                                     Accounting Officer/Authorized Officer

                        GREYHOUND FINANCIAL CORPORATION
                        COMMISSION FILE NUMBER 1-7543
                                 EXHIBIT INDEX
                         SEPTEMBER 30, 1994 FORM 10-Q


                                                                                 Page No. in
                                                                                Sequentially
                                                                                  Numbered
                                                                                 Form 10-Q
    No.                              Title                                         Report
    ---                              -----                                      ------------
    (12)       Computation of Ratio of Income to Combined Fixed
                 Charges and Preferred Stock Dividends.                              26

    (27)       Financial Data Schedule.                                              27