Form 10-K405
period 1994-12-31
FINOVA CAPITAL CORP
filed 1995-03-22
CIK 43960

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20594

                              --------------------
                                    FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994        Commission File Number 1-7543

                              --------------------

                           FINOVA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                  94-1278569
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

1850 North Central Ave., P. O. Box 2209
             Phoenix, AZ                                 85002-2209
(Address of Principal Executive Offices)                 (Zip Code)

        Registrant's Telephone Number, Including Area Code - 602-207-4900

                              --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
         Title of Each Class                         on Which Registered
         -------------------                        --------------------
   $175,000,000 Principal Amount of                New York Stock Exchange
  9-1/8% Notes Due February 27, 2002

Securities registered pursuant to Section 12(g) of the Act:
   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes____X______ No__________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, if definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /X/

As of March 13, 1995, 25,000 shares of Common Stock ($1.00 par value) were outstanding and were held by an affiliate.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                      Part Where
Document                                                            Incorporated
- --------                                                            ------------
1.  Prospectuses and Prospectus Supplements dated February 14,
    1994 filed pursuant to SEC rule 424(b) for $100,000,000
    of the Company's Floating-Rate Notes and $250,000,000
    of Medium-Term Notes, respectively                                   I

================================================================================

                                TABLE OF CONTENTS


Item #                            Name of Item                           Page
- -------                           ------------                           ----
                                     PART I

Item 1      Business:
              Introduction                                                 1
              General                                                      1
                Lines of Business                                          2
                Portfolio Composition                                      4
                Investment in Financing Transactions                       5
                Cost and Utilization of Borrowed Funds                    10
                Credit Ratings                                            11
                Residual Realization Experience                           11
                Business Development and Competition                      12
                Credit Quality                                            13
                Risk Management                                           13
                Portfolio Management                                      14
                Delinquencies and Workouts                                14
                Governmental Regulation                                   15
              Employees                                                   15
Item 2      Properties                                                    15
Item 3      Legal Proceedings                                             15
Item 4      Submission of Matters to a Vote of Security Holders           16

                                     PART II

Item 5      Market Price of and Dividends on the Registrant's
              Common Equity & Related Stockholder Matters                 16
Item 6      Selected Financial Data                                       16
Item 7      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         16
Item 8      Financial Statements & Supplementary Data                     16
Item 9      Changes in and Disagreements with Accountants
              on Accounting & Financial Disclosure                        16

                                    PART III

Item 10     Directors & Executive Officers of the Registrant              16
Item 11     Executive Compensation                                        16
Item 12     Security Ownership of Certain Beneficial Owners &
              Management                                                  16
Item 13     Certain Relationships & Related Transactions                  16

                                     PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                 16

                                     PART I

ITEM 1.    BUSINESS.

INTRODUCTION
        The following discussion relates to FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, Greyhound Financial Corporation changed its name to FINOVA Capital Corporation, a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group") (formerly known as GFC Financial Corporation). Both name changes were effective February 1, 1995.

        FINOVA Group is the successor to the former financial services businesses of The Dial Corp ("Dial"). On March 18, 1992, Dial consummated the spin-off (the "Spin-Off") of FINOVA Group by distributing one share of FINOVA Group's common stock (the "shares") for every two shares of Dial common stock held by each stockholder. Prior to the Spin-Off, Dial contributed its 100% interest in Greyhound European Financial Group ("GEFG"), Dial's European commercial and consumer finance businesses not previously managed by the Company and Greyhound BID Holding Corp. ("Greyhound BID") to the Company and contributed all of the common stock of the Company to FINOVA Group.

        The historical consolidated financial statements of FINOVA have been retroactively restated to include the accounts and results of operations of GEFG and Greyhound BID for all periods presented as if a pooling of interests of companies under common control occurred. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

GENERAL

        FINOVA is a financial services company primarily engaged in providing collateralized financing and leasing products to commercial enterprises in focused market niches, principally in the United States. FINOVA was incorporated in 1965 in Delaware and is the successor to a California corporation that commenced operations in 1954. FINOVA has conducted business continuously since that time. Foreign financial services are provided primarily in the United Kingdom, where GEFG has provided such services since 1964. Domestic and foreign financial operations prior to the Spin-Off had been conducted independently of each other for many years. Following the Spin-Off, they have been conducted as a consolidated enterprise; however, following the Spin-Off, FINOVA announced its intention to phase out the London based financing operations of GEFG. This phase out is expected to be substantially completed by the end of 1996.

        FINOVA extends revolving credit facilities, term loans and equipment and real estate financing to "middle-market" businesses with financing needs falling generally between $500,000 to $35 million. FINOVA also offers sales financing programs to manufacturers, distributors, vendors and franchisors which facilitate sales of their products to customers. FINOVA currently operates in 15 specific industry or market niches in which its expertise in evaluating the creditworthiness of prospective customers and its ability to provide value-added services enables it to differentiate itself from its competitors and to command product pricing which provides a satisfactory spread over the Company's borrowing costs.

        The Company seeks to maintain a high quality portfolio and to minimize nonearning assets and write-offs by using clearly defined underwriting criteria, stringent portfolio management techniques and by diversifying its lending activities geographically and among a range of industries, customers and loan products. Because of the diversity of the Company's portfolio, the Company believes it is better able to manage competitive changes in its markets and to withstand the impact of deteriorating economic conditions on a regional or national basis, although there can be no assurance that competitive changes or economic conditions will not result in an adverse impact on the Company's results of operations or financial condition.

        FINOVA generates interest and other income through charges assessed on outstanding loans, loan servicing, leasing and other fees. FINOVA's primary expenses are the costs of funding its loan and lease business (including interest paid on debt), provisions for possible credit losses, marketing expenses, salaries and employee benefits, servicing and other operating expenses and income taxes.

        LINES OF BUSINESS
        FINOVA's activities currently include the following principal lines of business:

        + Corporate Finance. FINOVA Corporate Finance (which includes the asset based lending activity acquired in February 1993 from U.S. Bancorp) provides financing, generally in the range of $3 million to $35 million, focusing on middle market businesses nationally, including distribution, wholesale, specialty retail, manufacturing and services industries. The group's lending is primarily in the form of revolving credit facilities and term loans secured by the assets of the borrower, with significant emphasis on the borrower's cash flow as the source of repayment of the secured loan.

        + Transportation Finance. FINOVA Transportation Finance structures secured financings for specialized areas of the transportation industry, principally involving domestic and foreign used aircraft, as well as domestic short-line railroads including new and used rail equipment. Typical transactions involve financing up to 80% of the fair market value of used equipment in the $3 million to $30 million range. Traditionally focused on the domestic marketplace, FINOVA Transportation Finance has been active in international aircraft lending and leasing since 1992 through GEFG's operations in London, England.

        + Communications Finance. FINOVA Communications Finance specializes in radio and television financing. Other markets include cable television, print and outdoor media services in the United States. FINOVA extends secured loans to communications businesses requiring funds for recapitalizations, refinancings or acquisitions. Loan sizes generally are from $3 million to $35 million.

        + Commercial Real Estate Finance. FINOVA Commercial Real Estate Finance provides cash-flow-based financing primarily for acquisitions and refinancings to experienced real estate developers and owner/occupants of income-producing properties in the United States. FINOVA concentrates on secured financing opportunities, generally between $3 million and $30 million, involving senior mortgage term loans on owner-occupied commercial real estate. FINOVA's portfolio of real estate leveraged leases is also managed as part of the commercial real estate portfolio.

        + Resort Finance. FINOVA Resort Finance focuses on successful, experienced resort developers, primarily of timeshare resorts, second home resort communities, golf resorts and resort hotels. Extending funds through a variety of lending options, FINOVA Resort Finance provides loans and lines of credit ranging from $3 million to $30 million for construction, acquisitions, receivables financing and purchases and other uses. Through FINOVA Portfolio Services, Inc., FINOVA Resort Finance offers expanded convenience and service to its customers. Professional receivables collections and cash management give developers the ability of having loan-related administrative functions performed for them by FINOVA.

        + Rediscount Finance. FINOVA Rediscount Finance offers $1 million to $35 million revolving credit lines to regional consumer finance companies, which in turn extend credit to consumers. FINOVA's customers provide credit to consumers to finance home improvements, automobile purchases, insurance premiums and a variety of other financial needs.

        + Factoring Services. On February 14, 1994, FINOVA purchased Ambassador from Fleet Financial Group, Inc. FINOVA Factoring Services provides full service factoring and accounts receivable management services for entrepreneurial and larger firms in the textile and apparel industries who generate an average annual factored volume between $5 million and $25 million.

        + Commercial Finance. FINOVA Commercial Finance offers collateral-oriented revolving credit facilities and term loans for manufacturers, distributors, wholesalers and service companies. Typical transaction sizes range from $500,000 to $3 million.

                 TriCon was an indirect wholly-owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"). The acquisition of TriCon expanded the Company's activities from eight to fifteen principal lines of business:

        + Medical Finance. FINOVA Medical Finance offers a full range of equipment and real estate financing and asset management services for the U.S. health care industry, targeting the top 2,400 health care providers in the United States. Transaction sizes typically range from $500,000 to $25 million.

        + Commercial Equipment Finance. FINOVA Commercial Equipment Finance offers equipment leases, loans and "turnkey" financing to the supermarket, manufacturing, packaging and general aviation industries. Typical transaction sizes are $500,000 to $15 million.

        + Government Finance. FINOVA Government Finance provides primarily tax-exempt financing to state and local governments and non-profit corporations. Typical transaction sizes range from $100,000 to $5 million.

        + Manufacturer and Dealer Services. FINOVA Manufacturer and Dealer Services provides point-of-sale financing programs and support services for regional and national manufacturers, distributors and vendors of equipment classified as "small ticket" in transaction size (generally transactions with an equipment cost of less than $100,000). The equipment which FINOVA leases to the ultimate end-user is typically sold to FINOVA by the vendor participating in the financing program.

        + Franchise Finance. FINOVA Franchise Finance offers equipment, real estate and acquisition financing programs for operators of established franchise concepts. The equipment which FINOVA leases to the ultimate end-user is typically purchased by FINOVA from the equipment manufacturer, vendor or dealer selected by the end-user. Typical transaction sizes range from $500,000 to $15 million.

        + Inventory Finance. FINOVA Inventory Finance provides inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers. Transaction sizes generally range from $1 million to $35 million.

        + Capital Services. FINOVA Capital Services focuses on the management and origination of highly structured financing of "large ticket" commercial equipment (generally transactions involving the sale or lease of equipment with a cost in excess of $15 million) primarily leveraged leases for major corporations. The equipment which FINOVA leases to its customers is typically purchased from an equipment manufacturer, vendor or dealer selected by the customer. This group focuses on investments generally ranging from $5 million to $25 million.

        PORTFOLIO COMPOSITION
                 The total assets under the management of the Company consist of the Company's net investment in financing contracts plus certain assets that are owned by others but managed by the Company and are not reflected on the Company's balance sheet ("securitized assets"). At December 31, 1994, the net investment in financing transactions was approximately $5,667,644,000 and securitized assets totaled $253,386,000 resulting in total managed assets of $5,921,030,000.

                 The Company's investment in financing transactions is primarily settled in U.S. dollars, except for approximately $87,000,000, $100,000,000 and $128,000,000 at December 31, 1994, 1993 and 1992,
        respectively, which is primarily due in British pounds. The exchange rate of British pounds to dollars at December 31, 1994, 1993 and 1992 was 1.57:1, 1.48:1 and 1.52:1, respectively.

        INVESTMENT IN FINANCING TRANSACTIONS
        At December 31, 1994, 1993, 1992, 1991 and 1990, FINOVA's investment in financing transactions (before reserve for possible credit losses) was $5,667,644,000, $2,846,571,000, $2,485,844,000, $2,281,872,000 and
$2,198,441,000, respectively, and consisted of the following:

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY TYPES OF FINANCING

                                                                            December 31,
                                     ---------------------------------------------------------------------------------------------
                                        1994       %       1993       %       1992       %       1991       %       1990       %
                                     ---------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Loans, conditional sales and
 other financing contracts:
  Commercial                         $2,797,160   49.4  $1,397,863   49.1  $1,085,502   43.7  $  967,693   42.4  $1,046,333   47.6
  Real estate                         1,237,488   21.8     945,892   33.2     891,190   35.8     772,285   33.9     619,414   28.2
Direct financing leases                 774,834   13.6      71,812    2.5     138,871    5.6     201,327    8.8     246,756   11.2
Operating leases                        412,782    7.3     147,222    5.2     100,911    4.1      75,204    3.3      10,303    0.5
Leveraged leases                        287,518    5.1     283,782   10.0     269,370   10.8     265,363   11.6     275,635   12.5
Factored receivables                    157,862    2.8
                                     ----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
                                     $5,667,644  100.0  $2,846,571  100.0  $2,485,844  100.0  $2,281,872  100.0  $2,198,441  100.0
                                     ==========  =====  ==========  =====  ==========  =====  ==========  =====  ==========  =====

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS

                                DECEMBER 31, 1994
                             (Dollars in Thousands)

                                            Revenue Accruing                    Nonaccruing
                                    ---------------------------------   ------------------------------
                                                              Repos-
                                                              sessed     90 Days    Repos-                 Total
                                     Original    Rewritten    Assets      Delin-    sessed                Carrying
                                       Rate      Contracts     (3)        quent     Assets     Other       Amount       %
                                    ---------------------------------   ------------------------------   -------------------
Corporate Finance                   $  746,671    $21,275    $           $ 3,581    $ 6,045    $         $  777,572    13.8
Commercial Real Estate Finance         672,522      7,237     40,510         994     28,147                 749,410    13.2
Transportation Finance (1)             706,242     14,620                                                   720,862    12.7
Resort Finance                         634,735      4,506      7,314                 32,975                 679,530    12.0
Communications Finance                 551,218      6,288      7,282       6,593     16,647     671         588,699    10.4
Medical Finance                        470,717                             1,719                            472,436     8.3
Manufacturer and Dealer
  Services (5)                         301,251        113                 19,715                            321,079     5.7
Commercial Equipment Finance           293,609        769                  7,589                            301,967     5.3
Franchise Finance                      281,890      7,632                 12,242                            301,764     5.3
Commercial Finance                     181,741                            10,061      1,942                 193,744     3.4
Factoring Services                     157,090                               772                            157,862     2.8
European Financial Group (2)            93,700      1,561                  9,065          2                 104,328     1.8
Rediscount Finance                      99,353                                                               99,353     1.8
Government Finance                      93,491                               144                             93,635     1.7
Inventory Finance                       58,595                               642                             59,237     1.0
Other                                   36,951                             8,918                297          46,166     0.8
                                    ----------    -------    -------     -------    -------    ----      ----------   -----
TOTAL (4)                           $5,379,776    $64,001    $55,106     $82,035    $85,758    $968      $5,667,644   100.0
                                    ==========    =======    =======     =======    =======    ====      ==========   =====

- --------------------
NOTES:
(1) Transportation Finance includes $66.9 million of new aircraft finance business booked through the London office.
(2) European Financial Group balance includes transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Financial Group includes $39.2 million of Consumer Finance assets, of which $4.8 million are nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.
(3) The Company earned income totaling $3.3 million on repossessed assets during 1994, including $2.0 million in Commercial Real Estate Finance, $0.8 million in Communications Finance and $0.5 million in Resort Finance.
(4)     Excludes $253.4 million of assets securitized which the Company manages.
(5) Manufacturer and Dealer Services accounts are generally considered nonaccruing after being 120 days delinquent.

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1993
                             (Dollars in Thousands)

                                            Revenue Accruing                     Nonaccruing
                                    ---------------------------------   -----------------------------
                                                              Repos-
                                                              sessed     90 Days    Repos-                Total
                                     Original    Rewritten    Assets      Delin-    sessed               Carrying
                                       Rate      Contracts     (4)        quent     Assets     Other      Amount       %
                                    ---------------------------------   -----------------------------   -------------------
Corporate Finance (1)               $  397,779    $27,921    $           $ 2,277    $ 7,428    $386     $  435,791    15.3
Commercial Real Estate
 Finance (1)                        $  500,598    $ 1,574    $27,844     $ 1,055    $25,542             $  556,613    19.6
Transportation Finance (1)(2)          604,416                               841                           605,257    21.2
Resort Finance                         530,617      4,869     12,163                 19,001     440        567,090    19.9
Communications Finance                 487,890      7,989      8,949       8,264     25,030                538,122    18.9
European Financial Group (3)           107,486      4,430                 12,320         23                124,259     4.4
Rediscount Finance                      19,439                                                              19,439     0.7
                                    ----------    -------    -------     -------    -------    ----     ----------   -----
                                    $2,648,225    $46,783    $48,956     $24,757    $77,024    $826     $2,846,571   100.0
                                    ==========    =======    =======     =======    =======    ====     ==========   =====

- --------------------
NOTES:
(1) Reclassifications (effective January 1, 1993): Approximately $169 million of accruing assets were reclassified from Corporate Finance with $163 million going to Transportation Finance because they primarily represented aircraft financing and $6 million to Commercial Real Estate Finance. Additionally, $6.5 million of nonaccruing assets ($5.1 million classified as repossessed assets and $1.4 million classified as 90 days delinquent) were reclassified from Corporate Finance to Commercial Real Estate Finance.
(2) Transportation Finance included $31.9 million of new aircraft finance business booked through the London office.
(3) The European Financial Group balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Financial Group included $45.3 million of Consumer Finance assets, of which $9.6 million were nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.
(4) The Company earned income totaling $2.7 million on repossessed accruing assets during 1993, including $1.5 million in Commercial Real Estate Finance, $0.6 million in Communications Finance and $0.6 million in Resort Finance.
                              --------------------
                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS
                                DECEMBER 31, 1992
                             (Dollars in Thousands)

                                             Revenue Accruing                    Nonaccruing
                                    ---------------------------------   ----------------------------
                                                              Repos-
                                                              sessed     90 Days   Repos-                  Total
                                     Original    Rewritten    Assets      Delin-   sessed                Carrying
                                       Rate      Contracts     (3)        quent    Assets     Other       Amount      %
                                    ---------------------------------   ----------------------------   -------------------
Corporate Finance (1)               $  477,327    $16,081    $           $ 7,820   $11,808   $  530     $  513,566   20.7
Commercial Real Estate Finance         463,571     12,482     21,509       6,302    15,052                 518,916   20.9
Transportation Finance                 328,962                                                             328,962   13.2
Resort Finance                         488,224      1,356                           13,889      635        504,104   20.3
Communications Finance                 382,914     32,548                  8,744    13,182                 437,388   17.6
European Financial Group (2)           154,609      5,839                 22,400        60                 182,908    7.3
                                    ----------    -------    -------     -------   -------   ------     ----------  -----
                                    $2,295,607    $68,306    $21,509     $45,266   $53,991   $1,165     $2,485,844  100.0
                                    ==========    =======    =======     =======   =======   ======     ==========  =====

- --------------------
NOTES:
(1) Included $5.1 million of public sector Latin American loans that were written-down to estimated market value. During 1992, FINOVA successfully liquidated 72% of the face value of public sector Latin American loans at favorable market prices, which were approximately $3.1 million in excess of the carrying amount.
(2) The European Financial Group balance included transactions in Europe and other countries (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. European Financial Group included $57.8 million of Consumer Finance assets, of which $16.4 million were nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.
(3) The Company earned income of $1.9 million on repossessed accruing assets in Commercial Real Estate Finance during 1992.
                             ---------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS

                                DECEMBER 31, 1991
                             (Dollars in Thousands)

                                          Revenue Accruing                  Nonaccruing
                                      -----------------------   -----------------------------------
                                                                                                       Total
                                       Original    Rewritten      90 Days     Repossessed             Carrying
                                        Terms      Contracts     Delinquent     Assets       Other     Amount       %
                                      -----------------------   -----------------------------------  -------------------
Corporate Finance                     $  429,053    $14,594       $ 7,386       $           $3,694   $  454,727    19.9
Commercial Real Estate Finance           431,097     15,734        10,504        20,002                 477,337    20.9
Transportation Finance                   223,803                                                        223,803     9.8
Resort Finance                           430,113      1,511                       7,317      1,056      439,997    19.3
Communications Finance                   321,918     12,340        16,636                               350,894    15.4
European Financial Group (1)             263,995      5,095        43,875           826                 313,791    13.8
Latin America (2)                         21,323                                                         21,323     0.9
                                      ----------    -------       -------       -------     ------   ----------   -----
                                      $2,121,302    $49,274       $78,401       $28,145     $4,750   $2,281,872   100.0
                                      ==========    =======       =======       =======     ======   ==========   =====

- --------------------
NOTES:
(1) The European Financial Group balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Financial Group included $94.3 million of Consumer Finance assets of which $31.9 million were nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.
(2)     Included $15.5 million of Latin American loans written-down to market value.
                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS

                                DECEMBER 31, 1990
                             (Dollars in Thousands)

                                          Revenue Accruing                  Nonaccruing
                                      -----------------------   -----------------------------------
                                                                                                         Total
                                       Original    Rewritten      90 Days     Repossessed               Carrying
                                        Terms      Contracts     Delinquent     Assets       Other       Amount       %
                                      -----------------------   -----------------------------------   --------------------
Corporate Finance                     $  478,456    $ 2,833       $ 4,345       $   968    $ 4,511     $  491,113    22.4
Commercial Real Estate Finance           408,201     13,713        14,312        11,942      6,605        454,773    20.7
Transportation Finance                   167,988                                                          167,988     7.6
Resort Finance                           374,698        215            94           378      1,247        376,632    17.2
Communications Finance                   253,519     11,464         6,222                    3,866        275,071    12.5
European Financial Group (1)             308,566      7,720        39,776         2,611                   358,673    16.2
Latin America                              7,549                                            66,642         74,191     3.4
                                      ----------    -------       -------       -------    -------     ----------   -----
                                      $1,998,977    $35,945       $64,749       $15,899    $82,871     $2,198,441   100.0
                                      ==========    =======       =======       =======    =======     ==========   =====

- --------------------
NOTE:
(1) The European Financial Group balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, European Financial Group included $120.0 million of Consumer Finance assets of which $32.0 million were nonaccruing. Consumer Finance accounts are generally considered nonaccruing after being 180 days delinquent.
                              --------------------

        The Company's geographic portfolio diversification at December 31, 1994 is as follows:

         State                 Total             Percent
         -----                 -----             -------
       California           $  840,556            14.8%
       Texas                   521,655             9.2%
       Florida                 317,715             5.6%
       New York                314,959             5.6%
       Michigan                226,367             4.0%
       Pennsylvania            224,347             4.0%
       New Jersey              204,824             3.6%
       Arizona                 170,041             3.0%
       Illinois                162,798             2.9%
       Nevada                  157,639             2.8%
       Virginia                119,320             2.1%
       Georgia                 116,783             2.0%
       Washington              111,668             2.0%
       Other (1)             2,178,972            38.4%
                            ----------           -----
                            $5,667,644           100.0%
                            ==========           =====

- --------------------
NOTE:
(1) Other includes all other states which, on an individual basis, represent less than 2% of the total and international, which represents approximately 5% of the total.

                              --------------------

        An analysis of nonaccruing contracts and repossessed assets at December 31 of each year shown is as follows:

                                               1994        1993        1992        1991        1990
                                             --------------------------------------------------------
                                                               (Dollars in Thousands)
Nonaccruing contracts:
  Domestic                                   $ 73,938    $ 13,263    $ 24,031    $ 39,276    $ 41,201
  Foreign                                       9,065      12,320      22,400      43,875      39,777
                                             --------    --------    --------    --------    --------
                                               83,003      25,583      46,431      83,151      80,978
                                             --------    --------    --------    --------    --------
  Latin America:
   Brazil                                                                                      22,775
   Ecuador                                                                                     40,487
   Other                                                                                        3,380
                                             --------    --------    --------    --------    --------
                                                                                               66,642
                                             --------    --------    --------    --------    --------
Total nonaccruing contracts                    83,003      25,583      46,431      83,151     147,620
                                             --------    --------    --------    --------    --------
Repossessed assets:
 Domestic                                      85,756      77,001      53,931      27,319      13,288
 Foreign                                            2          23          60         826       2,611
 Latin America
                                             --------    --------    --------    --------    --------
Total repossessed assets                       85,758      77,024      53,991      28,145      15,899
                                             --------    --------    --------    --------    --------
Total nonaccruing contracts
 and repossessed assets                      $168,761    $102,607    $100,422    $111,296    $163,519
                                             ========    ========    ========    ========    ========
Nonaccruing contracts and repossessed
 assets as a percentage of investment
 in financing transactions and
 securitizations                                  2.9%        3.6%        4.0%        4.9%        7.4%
                                             ========    ========    ========    ========    ========

        In addition to the repossessed assets in the above table, FINOVA had repossessed assets, with a total carrying amount of $55.1 million, $49.0 million and $21.5 million at December 31, 1994, 1993 and 1992, respectively, which earned income of $3.3 million, $2.7 million and $1.9 million during 1994, 1993 and 1992, respectively.

        The following is an analysis of the reserve for possible credit losses for the years ended December 31:

                                             1994        1993        1992        1991       1990
                                           -------------------------------------------------------
                                                             (Dollars in Thousands)
 Balance, beginning of year                $ 64,280     $69,291     $87,600     $77,098    $72,636

 Provision for possible credit
  losses (1)                                 16,670       5,706       6,740      77,687     10,529

 Write-offs (1)                             (35,127)    (12,575)    (23,661)    (68,346)    (7,862)

 Recoveries                                   1,898         717         749         663      1,247

 Other (2)                                   61,524       1,141      (2,137)        498        548
                                           --------    --------    --------    --------    -------

 Balance, end of year                      $109,245     $64,280     $69,291     $87,600    $77,098
                                           ========    ========    ========    ========    =======

- -------------------
NOTES:
(1) In 1991, the Company recorded a special provision for possible credit losses of $65 million and recorded a $47.8 million write-down of Latin American assets and recorded write-offs of $15 million in the foreign operations (GEFG) portfolio.
(2) Includes reserves for possible credit losses acquired with TriCon and Ambassador in 1994.

                              --------------------

        Additionally, the Company has accrued liabilities of $12,998,000 at December 31, 1994 representing reserves for estimated losses under certain recourse provisions on $253,386,000 of assets securitized.

        FINOVA does not allocate a dollar amount of its reserve for possible credit losses to specific categories of loans and financing contracts. Upon adoption of Statement of Financial Accounting Standards ("SFAS") Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), in the first quarter of 1995, a specific reserve for possible credit losses will be allocated to impaired loans in the amount equal to the total impairment on such loans. Adoption of SFAS 114 and SFAS 118 is not expected to have a material impact on the Company's financial position or results of operations.

        Write-offs by line of business, experienced by the Company during the years ended December 31, are as follows:

                         WRITE-OFFS BY LINE OF BUSINESS
                             (Dollars in Thousands)

                                                                        TOTAL
                                               ------------------------------------------------------
                                                 1994        1993        1992        1991       1990
                                               ------------------------------------------------------
 Communications Finance                        $ 8,300     $ 1,488     $ 1,500     $ 1,200     $
 Manufacturer and Dealer Services (1)            7,018
 European Financial Group                        5,140       5,026      15,838      15,593      1,748
 Corporate Finance                               4,233       3,741       1,000         668      2,890
 Resort Finance                                  2,730                                 330
 Franchise Finance (1)                           2,247
 Commercial Real Estate Finance                  1,461       2,320       4,417       2,204      1,976
 Commercial Equipment Finance (1)                1,257
 Factoring Services (1)                          1,148
 Commercial Finance (1)                            774
 Inventory Finance (1)                             442
 Medical Finance (1)                               377
 Latin America                                                                      47,759        419
 Other                                                                     906         592        829
                                               -------     -------     -------     -------     ------
                                               $35,127     $12,575     $23,661     $68,346     $7,862
                                               =======     =======     =======     =======     ======
 Write-offs as a percentage
  of ending investments in
  financing transactions and
  securitizations                                 0.59%       0.44%       0.95%       3.00%      0.36%
                                               =======     =======     =======     =======     ======

- --------------------
NOTES:
(1) These Lines of Business were not part of the Company's portfolio prior to 1994.
(2) In the fourth quarter of 1991, the Company recorded a special provision for possible credit losses of $65.0 million and recorded write-offs of $15.0 million related to nonearning assets in the GEFG (foreign) portfolio and a $47.8 million write-down to reduce Latin American assets to current market value.
                              --------------------
        A further breakdown of the portfolio by line of business can be found in Note B of Notes to Consolidated Financial Statements in Annex A.

        COST AND UTILIZATION OF BORROWED FUNDS
        FINOVA relies on borrowed funds as well as internal cash flow to finance its operations. FINOVA follows a policy of relating provisions under its loans and leases to the terms on which it obtains funds so that, to the extent feasible, floating-rate assets are funded with floating-rate borrowings and fixed-rate assets are funded with fixed-rate borrowings. For further discussion on FINOVA's debt and matched funding policy, see Notes D and E of Notes to Consolidated Financial Statements included in Annex A.

        The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA for each of the periods listed:

                                                                 Year Ended December 31,
                                                       ------------------------------------
                                                       1994    1993    1992    1991    1990
                                                       ------------------------------------
  Short-term and variable rate long-term debt (1)       5.5%    4.7%    5.3%    8.1%   10.2%
  Fixed-rate long-term debt (1)                         8.1%   11.4%   10.6%   10.9%   11.4%
  Aggregate borrowed funds (1)                          6.3%    6.3%    7.2%    9.3%   10.8%
  Rate earned on average earning assets (2) (3)        11.6%   10.8%   11.9%   13.6%   15.7%
  Spread percentage (4)                                 6.0%    5.4%    5.1%    4.9%    5.0%

- --------------------
NOTES:
(1)     Includes the effect of interest rate swap agreements.
(2) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.
(3) Earnings are net of depreciation and include gains on sale of assets excluding gains on securitizations.
(4) Spread percentages represent interest margins earned as a percentage of average earning assets.
                              --------------------

        The effective costs presented above include costs of commitment fees and related borrowing costs and do not purport to predict the costs of funds in the future.

        For further information on FINOVA's cost of funds, refer to Note D of the Notes to Consolidated Financial Statements included in Annex A.

        Following are the ratios of income to combined fixed charges and preferred stock dividends ("ratio") for each of the past five years:

                             Year Ended December 31,
              ----------------------------------------------------
              1994        1993        1992        1991        1990
              ----        ----        ----        ----        ----
              1.54        1.46        1.34         --         1.23
              ====        ====        ====        ====        ====

        Variations in interest rates generally do not have a substantial impact on the ratio because fixed-rate and floating-rate assets are generally matched with liabilities of similar rate and term.

        Income available for fixed charges, for purposes of the computation of the ratio of income to combined fixed charges and preferred stock dividends, consists of the sum of income before income taxes and fixed charges. Combined fixed charges include interest and related debt expense and a portion of rental expense determined to be representative of interest and preferred stock dividends grossed up to a pre-tax basis.

        For the year ended December 31, 1991, earnings were inadequate to cover combined fixed charges by $37.0 million. The decline in the ratio in 1991 was due to restructuring and other charges and transaction costs recorded in the fourth quarter of 1991. Those charges and costs were recorded in connection with the Spin-Off.

        CREDIT RATINGS
        FINOVA currently has investment-grade credit ratings from the following rating agencies:

                                     Commercial        Senior
                                       Paper            Debt
                                     ----------        ------
    Duff & Phelps                        D1-             A-
    Fitch Investors Services, Inc.       F1              A
    Moody's Investors Service, Inc.      P2              Baa2
    Standard & Poor's Ratings Group      A2              BBB+

        There can be no assurance that FINOVA's ratings will be maintained. Such ratings can be modified at any time. A credit rating is not a recommendation to buy, sell or hold securities. Each rating should be evaluated independently of any other rating. Neither The FINOVA Group Inc. nor any of FINOVA's subsidiaries have applied for credit ratings.

        RESIDUAL REALIZATION EXPERIENCE
        In approximately the last 40 years, FINOVA has realized, in the aggregate, proceeds from the sale of assets upon lease terminations (other than foreclosures) in excess of carrying amounts; however, there can be no assurance that such results will be realized in future years. Sales proceeds upon lease terminations in excess of carrying amounts are reported as income when the assets are sold.

        Income from leasing activities is affected by gains from asset sales upon lease termination and, hence, can be somewhat less predictable than income from non-leasing activities. During the five years ended December 31, 1994, the proceeds to FINOVA from sales of assets upon early termination of leases and at the expiration of leases have exceeded the respective carrying amounts and estimated residual values as follows:

                     Early Terminations                        Terminations at End of Lease
                   (Notes 1, 2 ,4 and 5)                               Term (Note 3)
     --------------------------------------------------     ----------------------------------
                                                                                     Proceeds
                                              Proceeds                  Estimated    as a % of
                               Carrying       as a % of                  Residual    Estimated
                  Sales         Amount        Carrying       Sales       Value of     Residual
     Year        Proceeds     of Assets        Amount       Proceeds      Assets       Value
     --------------------------------------------------     ----------------------------------
                   (Dollars in Thousands)                         (Dollars in Thousands)
     1994        $ 6,477       $ 5,865          110%        $30,161      $25,682        117%
     1993           --            --             --             486          248        196%
     1992         20,493        17,527          117%          2,164        1,768        122%
     1991         25,027        21,904          114%         10,114        6,553        154%
     1990         10,854         7,127          152%         20,210       11,719        172%

- --------------------
Notes:
(1) Excludes foreclosures for credit reasons which are immaterial to the above amounts.
(2)     Excludes proceeds of $3,201,000 in 1993 on assets held for sale.
(3)     Excludes proceeds of $2,000,000 in 1993 received on guarantees.
(4)     Excludes proceeds of $460,000 in 1990 from the disposal of warrants.
(5)     Excludes gain on securitizations of $3,954,000 in 1994.

                              --------------------

        The estimated residual value of leased assets in the accounts of FINOVA at December 31, 1994 aggregated 28.3% of the original cost of such assets (15.3% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the weighted average remaining term of financing contracts at December 31, 1994 for financing contracts excluding leveraged leases were 6.5 and 3.7 years, respectively, and for leveraged leases were approximately 20 and 11 years, respectively. The comparable average initial term and remaining term at December 31, 1993 for financing contracts excluding leveraged leases were 7.3 and 3.7 years, respectively, and for leveraged leases were approximately 20 and 12 years, respectively. FINOVA utilizes either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease.

        For a discussion of accounting for lease transactions, refer to Notes A and B of Notes to Consolidated Financial Statements included in Annex A.

BUSINESS DEVELOPMENT AND COMPETITION

        FINOVA develops business primarily through direct solicitation by its own sales force. Customers are also introduced by independent brokers and referred by other financial institutions.

        At December 31, 1994, FINOVA had 88,034 financing contracts with 70,892 customers (including 2,313 contracts with consumer finance customers and small ticket transactions on 79,027 contracts and 64,886 customers in FINOVA Manufacturer and Dealer Services), compared to 3,798 financing contracts with 3,490 customers (including 2,886 contracts with consumer finance customers) at December 31, 1993.

        FINOVA is engaged in an extremely competitive activity. It competes with banks, insurance companies, leasing companies, the credit units of equipment manufacturers and other finance companies. Some of these competitors have substantially greater financial resources and are able to borrow at costs below those of FINOVA. FINOVA's principal means of competition is through a combination of service, the interest rate charged for money and concentration in focused market niches. The interest rate it charges for money is a function of its borrowing costs, its operating costs and other factors. While many of FINOVA's larger competitors are able to offer lower interest rates based upon their lower borrowing costs, FINOVA seeks to maintain the competitiveness of the interest rates it offers by emphasizing strict control of its operating costs. The Company's ability to manage costs is, in part, dependent on factors beyond the Company's control, such as the cost of funds, outside litigation expenses and competitive salaries.

        CREDIT QUALITY
        As a result of the use of clearly defined underwriting standards, portfolio management techniques, monitoring of covenant compliance and active collections and workout departments, FINOVA seeks to maintain a high-quality customer base.

        RISK MANAGEMENT
        FINOVA generally conducts investigations of its prospective customers through a review of historical financial statements, published credit reports, credit references, discussions with management, analysis of location feasibility, personal visits and property inspections. In many cases, depending upon the results of its credit investigations and the nature and type of property involved, FINOVA obtains additional collateral or guarantees from others.

        As part of its underwriting process, FINOVA generally pays close attention to the management, industry, financial position and level of collateral of a proposed borrower. The purpose, term, amortization and amount of any proposed transaction generally must be clearly defined and within established corporate policy. In addition, underwriters attempt to avoid undue concentrations in any one credit, industry or regional location.

        + Management. FINOVA generally considers the reputation, experience and depth of management; quality of product or service; adaptability to changing markets and demand; and prior banking, finance and trade relationships.

        + Industry. FINOVA usually evaluates critical aspects of each industry to which it lends, including the seasonality and cyclicality of the industry; governmental regulation; the effects of taxes; the economic value of goods or services provided; and potential environmental liability.

        + Financial. FINOVA's review of a prospective borrower includes a thorough analysis of the borrower's financial trends. Items considered often include net worth; composition of assets and liabilities; debt coverage and servicing requirements; liquidity; sales growth and earning power; and cash flow needs and generation.

        + Collateral. FINOVA regards collateral as an important factor in a credit evaluation and has established maximum loan to value ratios, normally ranging from 60% - 95%, for each of its lines of business. However, collateral is only one of the many factors considered.

        The underwriting process includes, in addition to the analysis of the factors set forth above, the design and implementation of transaction structures and strategies to mitigate identified risks; a review of transaction pricing relative to product-specific return requirements and acknowledged risk elements; a multi-step, interdepartmental review and approval process, with varying levels of authority based on the size of the transaction; and periodic interdepartmental reviews and revision of underwriting guidelines.

        FINOVA also monitors loan portfolio concentrations in the areas of aggregate exposure to a single borrower and related entities, within a given geographical area and with respect to an industry and/or product type within an industry. FINOVA has established concentration guidelines for each line of business it conducts for the various product types it may entertain within that line of business. Geographical concentrations are reviewed periodically and evaluated based on historical loan experience and prevailing market and economic conditions.

        FINOVA's financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer's expense. Contract payment rates are based on several factors, including the cost of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In leasing transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the status of the economy, the financial condition of the lessee, interest rates and technological developments.

        PORTFOLIO MANAGEMENT
        In addition to the review at the time of original underwriting, FINOVA attempts to preserve and enhance the earnings quality of its portfolio through proactive management of its financing relationships with its clients and its underlying collateral. This process generally includes the periodic appraisal or verification of the collateral to determine loan exposure and residual values; sales of residual and warrant positions to generate supplemental income; and review and management of covenant compliance. The Portfolio Management department and dedicated personnel within the business units regularly review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer; conduct periodic reappraisals of the underlying collateral; seek to identify issues concerning the vulnerability of debt service capabilities of the customer; seeks to resolve outstanding issues with the borrower; and prepare quarterly summaries of the aggregate portfolio quality for management review. To facilitate the monitoring of a client's account, each client is assigned to a customer service representative who is responsible for all follow-up with that client.

        DELINQUENCIES AND WORKOUTS
        FINOVA monitors timely payment of all accounts. Generally, when an invoice is 10 days past due, the customer is contacted, and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If payment is not received after this contact, all guarantors of the account are contacted within the next 20 days. If an invoice becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due and, between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel is generally retained to help protect FINOVA's rights and to pursue its remedies.

        When accounts become more than 90 days past due (or in the cases of Manufacturer and Dealer Services, 120 days past due, or United Kingdom consumer finance accounts, 180 days past due), income recognition is suspended, and FINOVA vigorously pursues its legal remedies. Foreclosed or repossessed assets are considered to be nonperforming, and are reported as such unless such assets generate sufficient cash to result in a reasonable rate of return. Such accounts are continually reviewed, and write-downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA generally continues to negotiate the restructuring or other settlement of the debt, as appropriate.

        Management believes that collateral values significantly reduce loss exposure and that the reserve for possible credit losses is adequate. For additional information regarding the reserve for possible credit losses, see Note C of Notes to Consolidated Financial Statements included in Annex A.

        GOVERNMENTAL REGULATION
        FINOVA's domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. Some of FINOVA's financing transactions are subject to additional government regulation, such as aircraft leasing, which is regulated by the Federal Aviation Authority, and communications, which is regulated by the Federal Communication Commission. FINOVA's international activities are also subject to a variety of laws and regulations promulgated by the governments and various agencies of the countries in which the business is conducted.

EMPLOYEES

        At December 31, 1994, the Company had 916 employees. None of such employees were covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

ITEM 2.          PROPERTIES

        The Company's principal executive offices are located in premises leased from Dial in Phoenix, Arizona. FINOVA operates 30 additional offices in the United States and one office in Europe. All such properties are leased. Alternative office space could be obtained without difficulty in the event leases are not renewed.

ITEM 3.          LEGAL PROCEEDINGS.

        The Company is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, certain of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation, in part, often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to such transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Omitted.
                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

        There is no market for the Company's common stock or redeemable preferred stock as the Company is wholly owned by FINOVA Group. The preferred stock was redeemed through contribution from FINOVA Group in March 1994. Dividends paid on the common stock for the first through fourth quarters of 1994 were $3,600,000, $5,050,000, $5,130,000 and $5,604,000, respectively. Dividends paid on the common stock for the first through fourth quarters of 1993 were $3,200,000, $3,200,000, $3,600,000 and $3,600,000, respectively.

        The agreements pertaining to senior debt and revolving credit agreements of FINOVA include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991. As of December 31, 1994, FINOVA had $24,383,000 of excess accumulated earnings available for distribution.

ITEM 6.        SELECTED FINANCIAL DATA.

        Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        See pages 1 - 6 of Annex A.

ITEM 8.        FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.
        1.     Financial Statements - See Item 14 hereof and Annex A.
        2. Supplementary Data - See Condensed Quarterly Results included in Supplemental Selected Financial Data of Notes to Consolidated Financial Statements included in Annex A.

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

        Omitted.

ITEM 13.       CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

        Omitted.
                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)     Documents filed.
        1.     Financial Statements.
               (i) The following financial statements of FINOVA are included in Annex A:

                                                                            Annex
                                                                            Page
                                                                            -----
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          1-6
               Report of Management and Independent Auditors' Report         7-8
               Consolidated Balance Sheet                                    9-10
               Statement of Consolidated Operations                          11
               Statement of Consolidated Stockholder's Equity                12
               Statement of Consolidated Cash Flows                          13
               Notes to Consolidated Financial Statements                    14-39
               Supplemental Selected Financial Data                          35-36

        2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    3.     Exhibits.

     Exhibit No.
    ------------
          (3.A) Certificate of Incorporation, as amended through the date of this filing.*

          (3.B)       By-Laws, as amended through the date of this filing.*

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

          (4.B)       Form of Common Stock Certificate of the Company.*

          (4.C) Relevant portions of the Company's Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above, respectively, are hereby incorporated by reference.

          (4.D) Rights Agreement dated as of February 15, 1992 between the Company and the Rights Agent named therein (incorporated by reference from the Company's Registration Statement on Form S-1, SEC File No. 33-45452 (the "Registration Statement"), Annex V to Prospectus and Exhibit 4.1).

          (4.E) Indenture dated as of November 1, 1990 between FINOVA and the Trustee named therein (incorporated by reference from Greyhound Financial Corporation's Registration Statement on Form S-3, Registration No. 33- 37743, Exhibit 4).

          (4.F) Fourth Supplemental Indenture dated as of April 17, 1992 between FINOVA and the Trustee named therein, supplementing the Indenture referenced in Exhibit 4.E above, is hereby incorporated by reference from Greyhound Financial Corporation's Annual Report on Form 10-K for the year 1992 (the "1992 10-K"), Exhibit 4.F.

          (4.G) Form of Indenture dated as of September 1, 1992 between FINOVA and the Trustee names therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

          (10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement dated as of May 31, 1976 among FINOVA and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminster Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from the Corporation's Current Report on Form 8-K dated May 23, 1994, Exhibit 10.1).

          (10.A.1) First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above.*

          (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from the Company's Report on Form 8-K dated May 23, 1994, Exhibit 10.2).

          (10.B.1) First Amendment dated as of September 30, 1994 to the Credit Agreement noted in 10.B above.*

          (10.C) Interim Services Agreement dated January 28, 1992 among the Company, The Dial Corp and others, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.JJ.

        Exhibit No.
        -----------
          (10.D) Tax Sharing Agreement dated February 19, 1992 among the Company, The Dial Corp and others, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.KK.

          (10.E) Certificate of Designations of Series A Redeemable Preferred Stock of FINOVA, dated March 17, 1992, is hereby incorporated by reference from the 1992 10-K,
                      Exhibit 10.MM.

          (10.F) Sublease dated as of April 1, 1991, among the Company, The Dial Corp and others, relating to the Company's principal office space, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.NN.

          (10.G) Stock Purchase Agreement between Bell Atlantic TriCon Leasing Corporation and Greyhound Financial
                      Corporation dated as of March 4, 1994 is hereby incorporated by reference from the 1993 10-K, Exhibit 10.F.

          (10.H) Form of Assets Purchase Agreement between Bell Atlantic TriCon Leasing Corporation and TriCon Capital Corporation is hereby incorporated by reference from the 1993 10-K, Exhibit 10.G.

          (10.I) Form of Distribution Agreement among the Company, Greyhound Financial Corporation, The Dial Corp and certain other parties named therein, dated as of January 28, 1992 (incorporated by reference from the Registration Statement, Annex II to the Prospectus and
                      Exhibit 2.1).

          (10.J) Asset Purchase Agreement dated as of February 3, 1995 between Transamerica Business Credit Corporation and FINOVA.*

          (10.K) Stock Purchase Agreement among The FINOVA Group Inc., FINOVA and GE Capital Mortgage Corporation dated May 26, 1993, incorporated by reference from the Company's Report on Form 8-K dated July 15, 1993, Exhibit 2.

          (12) Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends.*

          (23)        Independent Auditors' Consent.*

          (27)        Financial Data Schedule.*

                      * Filed herewith.

(b)      Reports on Form 8-K:

                 A Report on Form 8-K dated October 20, 1994 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the nine months ended September 30, 1994 (unaudited).

                 A Report on Form 8-K dated January 25, 1995 was filed by Registrant, which reported under Items 5 and 7 the name change from GFC Financial Corporation to The FINOVA Group Inc. and from Greyhound Financial Corporation to FINOVA Capital Corporation.

                 A Report on Form 8-K dated January 26, 1995 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the twelve months ended December 31, 1994 (unaudited).

                 A Report on Form 8-K dated February 3, 1995 was filed by Registrant, which reported under Item 7 the Underwriting Agreement and certain other information relating to the sale of FINOVA's $100,000,000 8% Notes due February 1, 2000.

                 A Report on Form 8-K dated February 9, 1995 was filed by Registrant, which reported under Items 5 and 7 the definitive agreement to acquire a substantial portion of the rediscount portfolio of the Lender Finance Division of Transamerica Business Credit Corporation.

                 A Report on Form 8-K dated February 27, 1995 was filed by Registrant, which reported under Item 7 the Underwriting Agreement and certain other information relating to the sale of FINOVA's $150,000,000 Floating-Rate Notes due March 6, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on the 20th day of March, 1995.

                           FINOVA CAPITAL CORPORATION

              By:           /s/ Samuel L. Eichenfield
                 --------------------------------------------------------------
                                  Samuel L. Eichenfield
                     Chairman, President and Chief Executive Officer
                                (Chief Executive Officer)

              By:           /s/  Bruno A. Marszowski
                 --------------------------------------------------------------
                                  Bruno A. Marszowski
                 Senior Vice President - Controller and Chief Financial Officer
                         (Chief Accounting and Financial Officer)


                              ---------------------


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/  W. Carroll Bumpers                      /s/  Samuel L. Eichenfield
- --------------------------------             --------------------------------
W. Carroll Bumpers (Director)                Samuel L. Eichenfield (Chairman)
       March 20, 1995                                March 20, 1995





/s/  Robert J. Fitzsimmons                   /s/  Gregory C. Smalis
- --------------------------------             --------------------------------
Robert J. Fitzsimmons (Director)             Gregory C. Smalis (Director)
       March 20, 1995                                March 20, 1995

                                    ANNEX A

                         INDEX TO FINANCIAL STATEMENTS



                                                                                    Page
                                                                                   -------
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                              1-6

Report of Management                                                                7

Independent Auditors' Report                                                        8

Consolidated Balance Sheet at December 31, 1994 and 1993                            9-10

Statement of Consolidated Operations for the Years Ended
 December 31, 1994, 1993 and 1992                                                   11

Statement of Consolidated Stockholder's Equity for the Years
 Ended December 31, 1994, 1993 and 1992                                             12

Statement of Consolidated Cash Flows for the Years Ended
 December 31, 1994, 1993 and 1992                                                   13

Notes to Consolidated Financial Statements for the Years
 Ended December 31, 1994, 1993 and 1992                                            14-39

Supplemental Selected Financial Data                                               35-36


                           FINOVA CAPITAL CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion relates to FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, Greyhound Financial Corporation changed its name to FINOVA Capital Corporation, a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group") (formerly known as GFC Financial Corporation). Both name changes were effective February 1, 1995.

         FINOVA Group is the successor to the former financial services businesses of The Dial Corp ("Dial"). On March 18, 1992, Dial consummated the spin-off (the "Spin-Off") of FINOVA Group by distributing one share of FINOVA Group's common stock (the "shares") for every two shares of Dial common stock held by each stockholder. Prior to the Spin-Off, Dial contributed its 100% interest in Greyhound European Financial Group ("GEFG"), Dial's European commercial and consumer finance businesses not previously managed by the Company and Greyhound BID Holding Corp. ("Greyhound BID") to the Company and contributed all of the common stock of the Company to FINOVA Group.

         The historical consolidated financial statements of FINOVA have been retroactively restated to include the accounts and results of operations of GEFG and Greyhound BID for all periods presented as if a pooling of interests of companies under common control occurred. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

                             RESULTS OF OPERATIONS

         1994 COMPARED TO 1993
         Net income for the 1994 period rose to $74.3 million from $36.4 million in 1993, an increase of 104%. The 1994 results include income for Ambassador and TriCon from the acquisition dates. Net income in 1993 included a $4.9 million adjustment for tax rate increases applicable to deferred income taxes generated by the Company's leveraged lease portfolio.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between interest earned from financing transactions and interest expense, increased to $243.7 million for 1994 from $122.5 million for 1993, an increase of 99%. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was new business, which totaled $1.8 billion for 1994 compared to $1.0 billion for 1993 (an increase of 80%).

         Interest margins earned, measured as a percent of average earning assets, were strong at 6.0%. This measurement compares to 5.2% for the 1993 period and reflects the contributions of the acquisitions made in 1994, the continuing healthy returns of the charter financial operations and the Company's access to lower cost capital. Growth in interest margins more than offset the higher

                           FINOVA CAPITAL CORPORATION

provisions for possible credit losses and the higher selling, administrative and other operating expenses.

         In early 1995, FINOVA helped protect its margins on floating-rate transactions by hedging an additional $750 million of floating-rate debt to lock in the spread between the Company's lending and borrowing rates. With this hedge, the Company helped to protect its margins on $1.5 billion of floating-rate transactions (or approximately 50% of its floating-rate liabilities), during the terms of those hedging transactions.

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $11.0 million during 1994 compared to 1993. The greater loss provisions were consistent with the requirements of a larger portfolio and the loss experience of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the risk profiles associated with those businesses. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 72.4% of nonaccruing assets and at 2.1% of funds employed and securitizations. Details of the write-offs by line of business, as well as changes in the reserve for possible credit losses, can be found in Note C of Notes to Consolidated Financial Statements.

         Selling, administrative and other operating expenses increased by approximately $54.1 million in 1994 consistent with the growth in assets. The running rate of these expenses (measured as a percent of interest margins earned) was 46.1% (for the combined entities) in 1994, an improvement over 47.5% in 1993 (which excluded TriCon and Ambassador). See Note L of Notes to Consolidated Financial Statements.

         GAINS ON SECURITIZATIONS AND SALE OF ASSETS. Gains on securitizations and sale of assets were $3.6 million higher in 1994 compared to 1993. The increase principally is the result of a $4.0 million ($2.4 million after-tax) gain from the securitization of assets recorded in 1994.

         During 1994, FINOVA entered into one transaction resulting in a gain on the securitization of selected assets. The securitization of assets was consistent with TriCon's historical experience; however, the Company does not currently intend to use asset securitizations as a form of financing. Reduced utilization of securitizations will have the result of reducing net income in the near term since no gain on the sale of assets will be recorded. However, earnings from assets retained and not securitized would continue to be recognized over the life of the assets.

         INCOME TAXES. Income taxes for 1994 increased to $49.4 million from $27.7 million in 1993. This increase is attributable to: (a) higher income before income taxes; (b) higher state income tax rates in 1994 because of the apportionment of the Company's assets to states with higher income tax rates and
(c) increased foreign income taxes due to the increase in foreign income. The overall effective income tax rate for the Company, including both federal and state income taxes, approximates 40.0% for 1994 and 35.6% for 1993, excluding the $4.9 million tax adjustment for the Company's leveraged lease portfolio.
See Note G of Notes to Consolidated Financial Statements.

         1993 COMPARED TO 1992
         Net income for 1993 was $36.4 million compared to $36.8 million in 1992. The 1993 results included a $4.9 million adjustment in the third quarter for deferred taxes applicable to leveraged

                           FINOVA CAPITAL CORPORATION

leases and $1.6 million (pre-tax) of expenses that can no longer be allocated to FINOVA Group's discontinued mortgage insurance subsidiary. Excluding these amounts, net income for 1993 was $42.3 million, an increase of 15% over 1992. The $4.9 million adjustment in 1993 represented the effects of increases in federal and state income tax rates in 1993 as they applied to deferred income taxes generated by the Company's leveraged lease portfolio.

         INTEREST MARGINS EARNED. Interest margins earned increased by 17% in 1993 compared to 1992. These margins were improved significantly by more favorable debt costs in 1993 when compared to 1992 (approximately a 1% reduction in the aggregate cost of debt). Also contributing to the improved margins was the growth of the domestic portfolio and higher prepayment fees, partially offset by the effects of larger foreign exchange gains reported by GEFG in 1992 and the continued winding down of the GEFG portfolio.

         The $10.0 million reduction in interest expense was attributable to more favorable debt costs in 1993. The more favorable debt costs, in comparison to 1992, primarily related to the Company's ability to consistently maintain a matched position throughout 1993 relative to financing its floating-rate assets with floating-rate debt. During the second and third quarters of 1992, FINOVA, because of the significant refinancing done in connection with the Spin-Off, had to finance a major portion of its floating-rate assets with fixed-rate debt. That fixed-rate debt was subsequently converted to floating-rate debt through interest rate conversion agreements. However, the timing between the issuance of fixed-rate debt and the execution of the interest rate conversion agreements caused interest margins to shrink by approximately $2.8 million in 1992.

         NON-INTEREST EXPENSE. Although the provision for possible credit losses was lower in 1993 versus 1992, in the opinion of management, such provision was adequate to cover the growth and risk in the portfolio. The reserve for possible credit losses, which is increased by the loss provisions and reduced by write-offs, was 2.3% of funds employed at December 31, 1993. Details of the write-offs by line of business, as well as changes in the reserve for possible credit losses, can be found in Note C of Notes to Consolidated Financial Statements.

         Selling, administrative and other operating expenses increased during 1993 due to the addition of the asset based lending operations acquired from U.S. Bancorp expenses that were no longer allocated to discontinued operations and legal expenses incurred in connection with certain problem accounts. See Note L of Notes to Consolidated Financial Statements.

         GAINS ON SALE OF ASSETS. Gains on sale of assets were higher in 1993 than in 1992 due to the amount and type of assets sold. Gains in 1993 primarily were derived from the sale of aircraft and other assets held for sale.

         INCOME TAXES. Income taxes, excluding the $4.9 million adjustment applicable to deferred taxes, were higher in 1993 and more in the range of an ongoing effective tax rate (approximately 36% of income before income taxes) for the Company. The higher income taxes were attributable to the effects of a 1% increase in both federal and state income tax rates, which increased the provision for taxes by approximately $1 million, and to higher income before income taxes. Additionally, in 1992, income taxes were reduced by $3.1 million representing tax adjustments related to the refinancing of the Company's debt. See Note G of Notes to Consolidated Financial Statements.

                           FINOVA CAPITAL CORPORATION


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
         Funds employed increased by $2.9 billion to $5.7 billion at December 31, 1994 from $2.8 billion at December 31, 1993. This increase is attributable to the acquisitions of TriCon ($1.8 billion) and Ambassador ($329 million) and new business generated ($1.8 billion), less securitization of assets and portfolio amortization.

         The reserve and accrued liabilities for possible credit losses increased by $58.0 million in 1994 to $122.2 million. The increase in the reserve and accrued liabilities consisted of increases due to loss provisions of $16.7 million which were applicable to portfolio growth, $62.6 million of reserves and accrued liabilities acquired with TriCon and $10.4 million of reserves acquired with Ambassador, partially offset by decreases due to write-offs of $35.1 million.

         Nonaccruing contracts and repossessed assets increased to $168.8 million at December 31, 1994 from $102.6 million at December 31, 1993, primarily due to the inclusion of nonaccruing assets of TriCon ($60 million) and Ambassador ($14.7 million). When measured as a percent of funds employed and securitizations, nonearning assets declined to 2.9% at December 31, 1994 from 3.6% of funds employed at December 31, 1993. For more information on write-offs and nonaccruing assets see Note C of Notes to Consolidated Financial Statements.

         The Company had total debt of approximately $4.6 billion or 5.85 times its equity base of $782 million at December 31, 1994. The Company also had deferred income taxes of $209 million, generally used to reduce debt and, therefore, help finance lending activities.

         Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During 1994, FINOVA issued $827.6 million in new senior debt, which, together with general corporate funds, net commercial paper borrowings and $212 million of net advances and contributions from FINOVA Group, was used to finance new business, redeem or retire $1.2 billion of debt and acquire TriCon and Ambassador. The majority of the net advances and contributions from FINOVA Group were proceeds from an equity offering completed in May 1994 for 8,050,000 shares of FINOVA Group common stock.

         FINOVA satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, FINOVA relies on the issuance of commercial paper as a major funding source. During 1994, FINOVA issued $9.5 billion of commercial paper (with an average of $1.0 billion outstanding during the year) and raised $827.6 million, as noted above, through new long-term financings of one to seven year durations. At December 31, 1994 and 1993, commercial paper and short-term bank borrowings totaling $2.0 billion and $516 million, respectively, were supported by available unused revolving credit lines which if not renewed are convertible to long-term debt at FINOVA's option. In 1994, FINOVA filed a shelf-registration statement with the Securities and Exchange Commission that would allow for the issuance of up to $1.0 billion of senior debt securities, $822 million of which remained available as of December 31, 1994.

                          FINOVA CAPITAL CORPORATION

         FINOVA currently maintains a three-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Under the terms of this agreement, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' Prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. Separately, FINOVA also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion. In addition, FINOVA has another 364 day facility with the administrative agent for $100 million. All of these facilities support FINOVA's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans to the, extent that it experiences significant difficulties in rolling over its outstanding commerical paper and short-term bank loans. The Company has never borrowed under these facilities. The 364 day $1.1 billion revolving credit agreements will be subject to renewal in 1995 while the three year $1 billion credit facility is subject to renewal in 1997.

         The agreements pertaining to long-term debt of FINOVA include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991.

         FINOVA's aggregate cost of funds remained constant at 6.3% for 1994 and 1993, notwithstanding rising interest rates generally in 1994. The Company's cost of and access to capital is dependent, in a large part, on its credit ratings. FINOVA has maintained investment grade ratings since 1976, and recently received an upgrade in those ratings from Standard and Poor's Ratings Group. Neither FINOVA Group nor any of FINOVA's subsidiaries have applied for credit ratings. FINOVA currently has investment-grade ratings from the following agencies:



                                                Commercial          Senior
                                                   Paper             Debt
                                                ----------          ------
    Duff & Phelps                                    D1-              A-
    Fitch Investors Services, Inc.                   F1               A
    Moody's Investors Service, Inc.                  P2              Baa2
    Standard & Poor's Ratings Group                  A2              BBB+

         At December 31, 1994, FINOVA had outstanding 57 interest rate conversion agreements with notional principal amounts totaling $2.5 billion. Twenty-six agreements with notional principal amounts of $1.0 billion were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 4.1% to 9.3% (remaining terms of one to six years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 26 agreements with notional principal amounts of $1.19 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month LIBOR (remaining terms of one to eight years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.6%. FINOVA has also entered into five basis swaps with notional principal amounts of $254 million and remaining terms of one month to three years.

                           FINOVA CAPITAL CORPORATION

         In 1993, FINOVA entered into four three-year interest rate hedge agreements on $750 million of floating-rate borrowings. In early 1995, FINOVA hedged an additional $750 million of floating-rate debt to lock in a spread between its lending and borrowing rates. FINOVA's assets are primarily Prime based while a significant portion of its liabilities are either LIBOR based or tied to the 30-day commercial paper composite rate. The agreements enable FINOVA to hedge against a narrowing of the spread between the Prime rate (lending rate) and its borrowing rates (LIBOR and commercial paper). With this additional hedge, the Company helped to protect its margins on $1.5 billion of floating-rate transactions (or approximately 50% of its floating-rate liabilities). For more information on derivative financial instruments, see Note E of Notes to Consolidated Financial Statements.

         RECENT DEVELOPMENTS AND BUSINESS OUTLOOK
         Following the Spin-Off in 1992, the Company decided to focus its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the Spin-Off that were not associated with the Company's charter domestic commercial finance activities. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make selected acquisitions to complement the Company's charter operations. This strategy has resulted in (i) the managed liquidation and sale of the GEFG and Latin American loan portfolios,
(ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the acquisition of Ambassador and (v) the acquisition of TriCon. More recently, on February 27, 1995, FINOVA acquired substantially all of the rediscount portfolio of the Lender Finance Division of Transamerica Business Credit Corporation, a wholly owned subsidiary of Transamerica Corporation. The rediscount portfolio is comprised of secured revolving credit facilities to independent consumer finance companies. The principal amount of the loans purchased amounted to approximately $118 million.

         In 1994, FINOVA Group raised an additional $226 million of equity through the sale of 8,050,000 shares in a secondary offering, the proceeds of which were contributed to the Company, FINOVA expanded its debt sources through a $1 billion shelf registration with the Securities and Exchange Commission ("SEC") and FINOVA increased its revolving credit lines to $2.1 billion. As a result of the execution of its business strategy, management believes that the Company now ranks among the largest independent commercial finance companies, based on assets, in the United States, and can direct its energies primarily to its principal business operations, including those businesses acquired since 1993.

         NEW ACCOUNTING STANDARDS
         The Financial Accounting Standards Board ("FASB") has issued two accounting standards which the Company will adopt effective January 1, 1995:
Statements of Financial Accounting Standards ("SFAS") Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). These standards require that impaired loans which are within the scope of these statements generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. These standards, effective for fiscal years beginning after December 15, 1994, which for the Company would be 1995, are not expected to have a material impact on the Company's financial position or results of operations.

         During 1994, FINOVA adopted SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The disclosures required by SFAS No. 119 are included in Notes E and K of Notes to Consolidated Financial Statements.

         New accounting standards adopted by FINOVA in 1993 included SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which did not have a material impact on the Company's financial position or results of operations.

                           FINOVA CAPITAL CORPORATION

MANAGEMENT'S REPORT ON RESPONSIBILITY FOR FINANCIAL REPORTING

         The management of FINOVA Capital Corporation is responsible for the preparation, integrity and objectivity of the financial statements and other financial information included in this Annual Report. The financial statements are presented in accordance with generally accepted accounting principles reflecting, where applicable, management's best estimates and judgments.

         Management of the Company has established and maintains a system of internal controls to reasonably assure the fair presentation of the financial statements, the safeguarding of the Company's assets and the prevention or detection of fraudulent financial reporting. The internal control structure is supported by careful selection and training of personnel, policies and procedures and regular review by both internal auditors and the independent auditors.

         The Board of Directors also oversees the financial reporting of the Company and its adherence to established procedures and controls. Periodically, members of the Board meet, jointly and separately, with management, the internal auditors and the independent auditors to review auditing, accounting and financial reporting matters.

         The Company's financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data and has made valid and complete written and oral representations and disclosures in connection with the audit.

         Management believes it is essential to conduct its business in accordance with the highest ethical standards, which are characterized and set forth in the Company's written Code of Conduct. These standards are communicated to and acknowledged by all of the Company's employees.


/s/ SAMUEL L. EICHENFIELD
- --------------------------
Samuel L. Eichenfield
Chairman, President and Chief Executive Officer


/s/ BRUNO A. MARSZOWSKI
- --------------------------
Bruno A. Marszowski
Senior Vice President - Controller and Chief Financial Officer


/s/ DEREK C. BRUNS
- --------------------------
Derek C. Bruns
Vice President - Internal Audit

                           FINOVA CAPITAL CORPORATION

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholder of FINOVA Capital Corporation

         We have audited the accompanying consolidated balance sheet of FINOVA Capital Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FINOVA Capital Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Phoenix, Arizona
March 8, 1995

                           FINOVA CAPITAL CORPORATION


                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                     ASSETS

- -------------------------------------------------------------------------------------------
December 31,                                                          1994           1993
- -------------------------------------------------------------------------------------------
Cash and cash equivalents                                        $   52,753      $    2,859
Investment in financing transactions:
 Loans and other financing contracts, less unearned
   income of $249,550 and $72,747, respectively                   4,034,648       2,343,755
 Direct financing leases                                            774,834          71,812
 Operating leases                                                   412,782         147,222
 Leveraged leases                                                   287,518         283,782
 Factored receivables                                               157,862
- -------------------------------------------------------------------------------------------
                                                                  5,667,644       2,846,571

 Less reserve for possible credit losses                           (109,245)        (64,280)
- -------------------------------------------------------------------------------------------
     Investment in financing transactions - net                   5,558,399       2,782,291

 Other assets and deferred charges                                  236,397          49,747
- -------------------------------------------------------------------------------------------

                                                                 $5,847,549      $2,834,897
===========================================================================================






                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION




                      LIABILITIES AND STOCKHOLDER'S EQUITY

- -------------------------------------------------------------------------------------
December 31,                                                   1994           1993
- -------------------------------------------------------------------------------------
Liabilities:
 Accounts payable and accrued expenses                      $  154,151     $   33,222
 Due to factored clients                                        91,049
 Due to Parent                                                                130,760
 Interest payable                                               37,710         23,633
 Senior debt                                                 4,573,354      1,992,496
 Subordinated debt                                                             86,790
 Deferred income taxes                                         209,299        197,705
- -------------------------------------------------------------------------------------
                                                             5,065,563      2,464,606
- -------------------------------------------------------------------------------------

Redeemable preferred stock                                                     25,000
- -------------------------------------------------------------------------------------
Stockholder's equity:
 Common stock, $1.00 par value, 100,000 shares
  authorized, 25,000 shares issued and outstanding                  25             25
 Additional capital                                            677,947        298,665
 Retained income                                               108,740         54,374
 Cumulative translation adjustments                             (4,726)        (7,773)
- -------------------------------------------------------------------------------------
                                                               781,986        345,291
- -------------------------------------------------------------------------------------
                                                            $5,847,549     $2,834,897
=====================================================================================


                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                      STATEMENT OF CONSOLIDATED OPERATIONS
                             (DOLLARS IN THOUSANDS)

- ----------------------------------------------------------------------------------------------
 Years Ended December 31,                                       1994        1993        1992
- ----------------------------------------------------------------------------------------------
 Interest and other income                                    $386,566    $218,171    $210,873
 Financing lease income                                         62,990      20,838      24,896
  Operating lease income                                        53,795      16,207       7,568
- ----------------------------------------------------------------------------------------------
 Interest earned from financing transactions                   503,351     255,216     243,337
 Interest expense                                              222,929     126,152     136,107
 Depreciation                                                   36,737       6,516       2,531
- ----------------------------------------------------------------------------------------------
 Interest margins earned                                       243,685     122,548     104,699
  Provision for possible credit losses                          16,670       5,706       6,740
- ----------------------------------------------------------------------------------------------
 Net interest margins earned                                   227,015     116,842      97,959
 Gains on securitizations and sale of assets                     9,045       5,439       3,362
- ----------------------------------------------------------------------------------------------
                                                               236,060     122,281     101,321
- ----------------------------------------------------------------------------------------------
 Selling, administrative and other operating
  expenses                                                     112,305      58,158      50,728
- ----------------------------------------------------------------------------------------------
 Income before income taxes                                    123,755      64,123      50,593
 Income taxes                                                   49,442      27,682      13,843
- ----------------------------------------------------------------------------------------------
 NET INCOME                                                   $ 74,313    $ 36,441    $ 36,750
==============================================================================================





                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

- ---------------------------------------------------------------------------------------------
 Years Ended December 31,                                    1994          1993        1992
- ---------------------------------------------------------------------------------------------
 COMMON STOCK:
- ---------------------------------------------------------------------------------------------
  Balance, beginning and end of year                       $     25     $     25     $     25
- ---------------------------------------------------------------------------------------------
 ADDITIONAL CAPITAL:
  Balance, beginning of year                                298,665      298,665      270,680
  Contributions from FINOVA Group                           379,282
  Contributions from The Dial Corp                                                     27,985
- ---------------------------------------------------------------------------------------------
  Balance, end of year                                      677,947      298,665      298,665
- ---------------------------------------------------------------------------------------------
 RETAINED INCOME:
  Balance, beginning of year                                 54,374       33,783       10,605
  Net income                                                 74,313       36,441       36,750
  Dividends                                                 (19,947)     (15,850)     (13,572)
- ---------------------------------------------------------------------------------------------
  Balance, end of year                                      108,740       54,374       33,783
- ---------------------------------------------------------------------------------------------
 CUMULATIVE TRANSLATION ADJUSTMENTS:
  Balance, beginning of year                                 (7,773)      (6,685)      (1,639)
  Unrealized translation gain (loss)                          3,047       (1,088)      (5,046)
- ---------------------------------------------------------------------------------------------
  Balance, end of year                                       (4,726)      (7,773)      (6,685)
- ---------------------------------------------------------------------------------------------
 STOCKHOLDER'S EQUITY                                      $781,986     $345,291     $325,788
=============================================================================================



                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

- ----------------------------------------------------------------------------------------------------------------
 Years Ended December 31,                                                    1994           1993          1992
- ----------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:
  Net income                                                              $   74,313   $    36,441     $  36,750
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for possible credit losses                                      16,670         5,706         6,740
    Depreciation and amortization                                             46,470         9,318         4,501
    Gains on securitizations and sale of assets                               (9,045)       (5,439)       (3,362)
    Deferred income taxes                                                     11,594        21,608        (4,837)
  Change in assets and liabilities, net of effects from
   subsidiaries purchased:
     Increase in other assets                                                (20,198)       (2,189)       (8,148)
     (Decrease) increase in accounts payable                                 (85,716)       (9,742)        3,841
     Increase (decrease) in interest payable                                  14,077        (5,429)        3,576
     Other                                                                    (2,435)       (1,088)       (3,841)
- ----------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                               45,730        49,186        35,220
- ----------------------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                35,106         5,681        22,657
  Proceeds from sale of securitized assets                                   115,507
  Principal collections on financing transactions                            908,862       638,423       454,390
  Expenditures for financing transactions                                 (1,505,208)   (1,007,794)     (684,900)
  Net change in short-term financing transactions                           (294,123)
  Purchase of Asset Based Lending                                                          (69,808)
  Purchase of Ambassador                                                    (246,285)
  Purchase of TriCon                                                        (344,212)
  Net related party advances                                                                57,321       (57,321)
  Other                                                                        1,898           221           392
- ----------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                               (1,328,455)     (375,956)     (264,782)
- ----------------------------------------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
  Long-term borrowings                                                       827,550       200,000       644,091
  Net borrowings under commercial paper                                    1,508,564       185,735       330,141
  Repayment of long-term borrowings                                       (1,186,191)     (190,136)     (829,212)
  Net advances and contributions from Parent                                 211,941       130,760
  Issuance of preferred stock                                                                             25,000
  Advances and contributions from The Dial Corp                                                           54,331
  Dividends                                                                  (19,947)      (15,850)      (13,572)
  Net change in due to factored clients                                       (9,298)
- ----------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                            1,332,619       310,509       210,779
- ----------------------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents                             49,894       (16,261)      (18,783)
 Cash and cash equivalents, beginning of year                                  2,859        19,120        37,903
- ----------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                                  $    52,753   $     2,859     $  19,120
================================================================================================================

                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                        (DOLLARS IN THOUSANDS IN TABLES)


NOTE A   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, Greyhound Financial Corporation changed its name to FINOVA Capital Corporation, a wholly owned subsidiary of The FINOVA Group Inc. ( "FINOVA Group") (formerly known as GFC Financial Corporation). Both name changes were effective February 1, 1995.

         FINOVA Group is the successor to the former financial services businesses of The Dial Corp ("Dial"). On March 18, 1992, Dial consummated the spin-off (the "Spin-Off") of FINOVA Group by distributing one share of FINOVA Group's common stock (the "shares") for every two shares of Dial common stock held by each stockholder. Prior to the Spin-Off, Dial contributed its 100% interest in Greyhound European Financial Group ("GEFG"), Dial's European commercial and consumer finance businesses not previously managed by the Company and Greyhound BID Holding Corp. ("Greyhound BID") to the Company and contributed all of the common stock of the Company to FINOVA Group.

         The historical consolidated financial statements of FINOVA have been retroactively restated to include the accounts and results of operations of GEFG and Greyhound BID for all periods presented as if a pooling of interests of companies under common control occurred. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles. Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives.

         FINANCING TRANSACTIONS -- For loans and other financing contracts earned income is recognized over the life of the contract, using the interest method.

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

                           FINOVA CAPITAL CORPORATION


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

         Fees received in connection with loan commitments are deferred in accounts payable and accrued expenses until the loan is advanced and are then recognized over the term of the loan as an adjustment of the yield. Fees on commitments that expire unused are recognized at expiration.

         Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due (other than consumer finance accounts of GEFG, which are considered nonaccruing when 180 days past due and the accounts of Manufacturer and Dealer Services, which are considered nonaccruing when 120 days past due) or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

         The reserve for possible credit losses is available to absorb credit losses. The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written-off or written-down when the probability of loss has been established in amounts determined to cover such losses after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the ultimate sales price of repossessed collateral is charged to the reserve for possible credit losses. Recoveries of amounts previously written-off as uncollectible are credited to the reserve for possible credit losses.

         Under certain limited recourse provisions of receivable transfer agreements (securitizations), the Company repurchases defaulted leases and subsequently classifies these leases as nonaccruing. At the time the defaulted leases are repurchased, the Company transfers from accrued liabilities for securitized assets to the reserve for possible credit losses, the amount of the estimated loss relating to the repurchased assets. If the accounts have to be written-down, they are charged to the reserve for possible credit losses.

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

         The Financial Accounting Standards Board ("FASB") has issued two new accounting

                           FINOVA CAPITAL CORPORATION

standards: Statements of Financial Accounting Standards ("SFAS") Nos. 114 and 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"). These standards require that impaired loans that are within the scope of these statements generally be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, the reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. These new standards, effective for fiscal years beginning after December 15, 1994, are not expected to have a material impact on the Company's financial position or results of operations. Adoption of SFAS 114 and 118 will be applied by the Company, effective January 1, 1995. Under SFAS 114, assets classified as in-substance foreclosures will generally be reclassified as impaired loans.

         PENSION AND OTHER BENEFITS -- Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Net periodic pension cost for FINOVA is based on the provisions of SFAS No. 87, "Employers' Accounting for Pensions." Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

         Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires accrual of such benefits during the years the employees provide services. Prior to 1993, the costs of such benefits were expensed as incurred. The adoption of SFAS No. 106 had no material effect on the Company's financial condition or results of operations.

         Effective January 1, 1994, the Company adopted SFAS Statement No. 112, "Employers' Accounting for Postemployment Benefits." Analogous to SFAS No. 106 for postretirement benefits, this standard requires companies to accrue for estimated future postemployment benefits during the periods when employees are working. Postemployment benefits are any benefits other than retirement benefits that are provided after employment ceases. Prior to 1994, the costs of such benefits were expensed as incurred. The adoption of SFAS No. 112 had no material effect on the Company's financial condition or results of operations.

         SAVINGS PLAN -- The Company participates in the FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. Voluntary wage reductions may be elected by the employee ranging from 1% to 22% of taxable compensation. The Company matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 3% of salary reductions (increased to 6% effective January 1, 1995).

         EMPLOYEE STOCK OWNERSHIP PLAN -- Employees of the Company are eligible to participate in FINOVA Group's Employee Stock Ownership Plan in the month following the last twelve consecutive month period during which they have at least 1,000 hours of service with the Company. Company contributions are made in the form of matching stock contributions, consisting of FINOVA Group stock, of 100% of the first 3% of salary reduction contributions made by participants of the

                           FINOVA CAPITAL CORPORATION

Savings Plan.

         Expenses under the Savings Plan and Employee Stock Ownership Plan were approximately $900,000 in 1994, $400,000 in 1993 and $300,000 in 1992.

         INCOME TAXES -- Income taxes are provided based upon the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

         CASH EQUIVALENTS -- The Company classifies highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

         DERIVATIVE FINANCIAL INSTRUMENTS -- The Company enters into derivative financial instruments as part of its interest rate risk management. The Company uses interest rate swaps and interest rate hedge agreements. These interest rate derivatives are accounted for using settlement or matched swap accounting. Periodic net cash settlements are recognized when they occur.

         ACQUISITIONS -- During 1994, FINOVA, in transactions accounted for as purchases, acquired Ambassador Factors (February 14, 1994) and TriCon (April 30,
1994). The consolidated financial statements include the results of operations of the acquired companies since the date of acquisition and reflect final adjustments for purchase accounting. The prior years 1993 and 1992 consolidated financial statements have not been restated for acquisitions made subsequent to such dates. The unaudited pro forma results of operations of these acquisitions are included in Note M to Notes to Consolidated Financial Statements. Cost in excess of net assets ("goodwill") of acquired businesses is being amortized using the straight-line method over 20 years. The amortization of goodwill resulting from the acquisitions is tax deductible under Section 197 of the Internal Revenue Code.

         SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES -- During 1994, FINOVA Group contributed $127,716,000 of intercompany loans and other assets and $25,000,000 of preferred stock to FINOVA as additional paid in capital.

         RECLASSIFICATIONS -- Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the 1994 presentation.

                           FINOVA CAPITAL CORPORATION

NOTE B   INVESTMENT IN FINANCING TRANSACTIONS

         The Company provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables). At December 31, 1994 and 1993, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $5,667,644,000 and $2,846,571,000 (before reserve for possible credit losses), respectively, and consisted of the following percentage of carrying amount by line of business:

- ----------------------------------------------------------------
                                                Percent of Total
                                                Carrying Amount
- ----------------------------------------------------------------
                                              1994         1993
- ----------------------------------------------------------------
 Corporate Finance                            13.8%         15.3%
 Commercial Real Estate Finance               13.2%         19.6%
 Transportation Finance                       12.7%         21.2%
 Resort Finance                               12.0%         19.9%
 Communications Finance                       10.4%         18.9%
 Medical Finance                               8.3%
 Manufacturer and Dealer Services (1)          5.7%
 Commercial Equipment Finance (1)              5.3%
 Franchise Finance (1)                         5.3%
 Commercial Finance                            3.4%
 Factoring Services                            2.8%
 Rediscount Finance                            1.8%          0.7%
 European Financial Services                   1.8%          4.4%
 Government Finance                            1.7%
 Inventory Finance                             1.0%
 Other                                         0.8%
- ----------------------------------------------------------------
                                             100.0%        100.0%
================================================================

(1) Excludes assets sold under securitization agreements that are managed by the Company.

                           FINOVA CAPITAL CORPORATION

         Aggregate installments on loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables at December 31, 1994 (excluding repossessed assets of $85,758,000 and estimated residual values) are due during each of the years ending December 31, 1995 to 1999 and thereafter as follows:

- -----------------------------------------------------------------------------------------------------------
                                                                                                   There-
                                  1995           1996          1997          1998         1999      after
- -----------------------------------------------------------------------------------------------------------
 Loans and other financing
  contracts:
  Commercial:
   Fixed interest rate         $  209,944    $  197,825    $  173,295      $141,158     $129,900   $272,710
   Floating interest rate         600,935       371,039       349,562       368,201      151,183    185,457
  Real Estate:
   Fixed interest rate             55,397        51,055        34,890        30,746       72,306     75,394
   Floating interest rate         178,483       213,536       215,154       121,738       91,267     65,127
  Operating and direct
    financing leases,
    primarily at fixed
    interest rates                329,110       282,894       219,582       151,842      104,705    161,726
  Leveraged leases                  4,543         6,828        14,367        10,431        5,783    164,673
- -----------------------------------------------------------------------------------------------------------
                               $1,378,412    $1,123,177    $1,006,850      $824,116     $555,144   $925,087
===========================================================================================================

         The net investment in leveraged leases at December 31 consisted of the following:


- -----------------------------------------------------------------------------------------------------------
                                                                                    1994            1993
- -----------------------------------------------------------------------------------------------------------
 Rentals receivable                                                             $ 1,268,843     $ 1,377,107
 Less principal and interest payable on nonrecourse debt                         (1,062,218)     (1,165,466)
- -----------------------------------------------------------------------------------------------------------
 Net rentals receivable                                                             206,625         211,641
 Estimated residual values                                                          306,204         306,894
 Less unearned income                                                              (225,311)       (234,753)
- -----------------------------------------------------------------------------------------------------------
 Investment in leveraged leases                                                     287,518         283,782
 Less deferred taxes arising from leveraged leases                                 (226,115)       (223,006)
- -----------------------------------------------------------------------------------------------------------
 Net investment in leveraged leases                                             $    61,403     $    60,776
===========================================================================================================

         The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

- -----------------------------------------------------------------------------------------------------------
                                                                                1994       1993       1992
- -----------------------------------------------------------------------------------------------------------
 Lease and other income                                                        $9,240    $11,376     $9,172
 Income tax expense                                                             3,143      8,363      2,757
- -----------------------------------------------------------------------------------------------------------

                           FINOVA CAPITAL CORPORATION

         The investment in direct financing leases at December 31 consisted of the following:

- -------------------------------------------------------------------------------------------------------------
                                                                                          1994          1993
- -------------------------------------------------------------------------------------------------------------
   Rentals receivable                                                                  $ 885,148     $ 91,153
   Estimated residual values                                                              86,191       23,121
   Unearned income                                                                      (196,505)     (42,462)
- -------------------------------------------------------------------------------------------------------------
 Investment in direct financing leases                                                 $ 774,834     $ 71,812
=============================================================================================================

         The investment in operating leases at December 31 consisted of the following:

- -------------------------------------------------------------------------------------------------------------
                                                                                          1994          1993
- -------------------------------------------------------------------------------------------------------------
 Cost of assets                                                                        $ 526,191     $157,823
 Accumulated depreciation                                                               (113,409)     (10,601)
- -------------------------------------------------------------------------------------------------------------
 Investment in operating leases                                                        $ 412,782     $147,222
=============================================================================================================

         The Company has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily Prime interest rates and the London interbank offered rates ("LIBOR"). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) at December 31 was as follows:


- -------------------------------------------------------------------------------------------------------------
                                                                                          1994         1993
- -------------------------------------------------------------------------------------------------------------
 Receivables due on financing transactions                                            $2,928,287   $1,661,602
 Less unearned income                                                                    (65,327)     (25,928)
- -------------------------------------------------------------------------------------------------------------
 Investment in loans and leases                                                       $2,862,960   $1,635,674
=============================================================================================================


         Interest earned from financing transactions with floating interest rates was approximately $269,000,000 in 1994, $154,000,000 in 1993 and
$127,000,000 in 1992. The adjustments, which arise from changes in index rates, can have a significant effect on interest earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates. The Company's matched funded policy is more fully described in Note E.

         At December 31, 1994, the Company had a committed backlog of new business of approximately $764,000,000 compared to $420,000,000 at December 31, 1993. The committed backlog includes lines of credit totaling $540,000,000 and $272,000,000 for December 31, 1994 and 1993, respectively. Historically, the Company has booked a substantial portion of its backlog, although there can be no assurance that such trend will continue. Loan commitments and lines of credit have generally the same credit risk in extending loans to borrowers. These commitments are subject to the same credit quality and collateral requirements involved in normal lending transactions. Commitments generally have a fixed expiration and usually require payment of a fee.

         RECEIVABLE TRANSFER AGREEMENTS (SECURITIZATIONS) -- During 1994, the Company transferred its interest in approximately $125,400,000 of its direct finance lease portfolio for $135,000,000. These transfers provide limited recourse for credit losses to the Company and

                           FINOVA CAPITAL CORPORATION

certain of its assets. As of December 31, 1994, $58,540,000 of finance lease receivables were the sole collateral for certain limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure at December 31, 1994 limited to $78,846,000. At December 31, 1994, an outstanding allowance for estimated losses under these recourse provisions of $12,988,000 is included in accounts payable and accrued expenses. The outstanding gross receivable balance of transferred receivables completed and assumed in the acquisitions in 1994 was $253,386,000 at December 31, 1994. The Company services these lease contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.


NOTE C   RESERVE FOR POSSIBLE CREDIT LOSSES

         The following is an analysis of the reserve for possible credit losses for the years ended December 31:

- --------------------------------------------------------------------------------------------------------------
                                                                               1994        1993         1992
- --------------------------------------------------------------------------------------------------------------
 Balance, beginning of year                                                  $ 64,280    $ 69,291     $ 87,600
 Provision for possible credit losses                                          16,670       5,706        6,740
 Write-offs                                                                   (35,127)    (12,575)     (23,661)
 Recoveries                                                                     1,898         717          749
 Other (including addition of TriCon and Ambassador
  reserves in 1994)                                                            61,524       1,141       (2,137)
- --------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                        $109,245    $ 64,280     $ 69,291
==============================================================================================================

         Additionally, the Company has recorded accrued liabilities of $12,988,000 that represent an allowance for estimated losses under certain recourse provisions on $253,386,000 of assets securitized.


         Write-offs by lines of business experienced by the Company during the years ended December 31 are as follows:

- -------------------------------------------------------------------------------------------------------------
                                                                                1994       1993 (1)    1992 (1)
- -------------------------------------------------------------------------------------------------------------
 Communications Finance                                                       $ 8,300     $ 1,488     $ 1,500
 Manufacturer and Dealer Services                                               7,018
 European Financial Services                                                    5,140       5,026      15,838
 Corporate Finance                                                              4,233       3,741       1,000
 Resort Finance                                                                 2,730
 Franchise Finance                                                              2,247
 Commercial Real Estate Finance                                                 1,461       2,320       4,417
 Commercial Equipment Finance                                                   1,257
 Factoring Services                                                             1,148
 Commercial Finance                                                               774
 Inventory Finance                                                                442
 Medical Finance                                                                  377
 Other                                                                                                    906
- -------------------------------------------------------------------------------------------------------------
                                                                              $35,127     $12,575     $23,661
=============================================================================================================
 Write-offs as a percentage of investment in
  financing transactions and securitizations                                     0.59%       0.44%       0.95%
=============================================================================================================

(1) The 1993 and 1992 periods exclude line of business write-offs for acquisitions made subsequent to such dates.

                           FINOVA CAPITAL CORPORATION


         An analysis of nonaccruing contracts and repossessed assets at December 31 is as follows:

- -------------------------------------------------------------------------------------------------------------
                                                                                          1994        1993 (1)
- -------------------------------------------------------------------------------------------------------------
 Nonaccruing contracts:
  Domestic                                                                             $ 73,938      $ 13,263
  Foreign                                                                                 9,065        12,320
- -------------------------------------------------------------------------------------------------------------
 Total nonaccruing contracts                                                             83,003        25,583
 Repossessed assets                                                                      85,758        77,024
- -------------------------------------------------------------------------------------------------------------
 Total nonaccruing contracts and repossessed assets                                    $168,761      $102,607
=============================================================================================================
 Nonaccruing contracts and repossessed assets as a percentage of
  investment in financing transactions and securitizations                                  2.9%          3.6%
=============================================================================================================


(1) The 1993 period excludes nonaccruing and repossessed assets for acquisitions made subsequent to such dates.

         In addition to the repossessed assets included in the above table, the Company had repossessed assets, with a total carrying amount of $55,106,000 and $48,956,000 at December 31, 1994 and 1993 which earned income of $3,316,000 and $2,700,000 during 1994 and 1993, respectively.

         In the normal course of business, the Company has renegotiated and modified certain contracts with respect to rates and other terms. The Company had approximately $64,000,000, or 1.1% of ending funds employed and securitizations in 1994, and $47,000,000, or 1.6% of ending funds employed in 1993, of these rewritten contracts requiring disclosure under the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings". These contracts are yielding, on a weighted average basis, a return of approximately 10.2%.

         Had all contracts placed in a nonaccrual status outstanding at December 31, 1994, 1993 and 1992, remained accruing, interest earned would have been increased by approximately $14,000,000, $11,000,000 and $12,600,000, respectively. Income recognized on these accounts was approximately $1,742,000, $1,732,000 and $589,000 in 1994, 1993 and 1992, respectively.

         Included in repossessed assets are in-substance foreclosures of $35,400,000 and $31,700,000 at December 31, 1994 and 1993, respectively, which were accounted for in the same manner as collateral that had been formally repossessed, even though the Company did not hold legal title.


NOTE D   DEBT

         The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused long-term revolving bank credit agreements totaling $2,100,000,000. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' Prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. FINOVA currently maintains a three-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1,000,000,000. Separately, FINOVA also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1,000,000,000. In addition, FINOVA has another 364 day facility with the administrative agent for $100,000,000. The 364 day $1,100,000,000 revolving credit agreements will be subject to renewal in 1995 while the three year $1,000,000,000 credit facility is subject to renewal in 1997.

                           FINOVA CAPITAL CORPORATION

          The following information pertains to all short-term financing, including bank loans and commercial paper issued by FINOVA for the years ended December 31:

- -------------------------------------------------------------------------------------------------------------
                                                                         1994           1993          1992
- -------------------------------------------------------------------------------------------------------------
 Maximum amount of short-term debt outstanding
  during year                                                          $2,024,441      $516,386      $504,829
 Average short-term debt outstanding during year                        1,050,358       336,672       322,176
 Weighted average short-term interest rates
  at end of year:
   Short-term borrowings                                                      6.2%          3.5%          4.1%
   Commercial paper*                                                          6.0%          3.6%          4.2%
 Weighted average interest rate on short-term debt
  outstanding during year*                                                    4.8%          3.5%          4.3%
- -------------------------------------------------------------------------------------------------------------

* Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements.

         Senior debt at December 31 was as follows:

- -------------------------------------------------------------------------------------------------------------
                                                                                     1994            1993
- -------------------------------------------------------------------------------------------------------------
  Commercial paper and short-term bank loans supported by unused long-term
   bank revolving credit agreements, less unamortized discount                     $2,024,441      $  516,386
  Medium-term notes due to 2003, 4.5% to 10.2%                                      1,167,811         751,500
  Term loans payable to banks due to 1996, 6.0% to 6.9%                               130,000         150,000
  Senior notes due to 2002, 6.75% to 16.0%, less unamortized discount               1,233,013         555,666

  Nonrecourse installment notes due to 2002, 10.6% (assets of
    $25,648 and $25,613, respectively, pledged as collateral)                          18,089          18,944
- -------------------------------------------------------------------------------------------------------------
 Total senior debt                                                                 $4,573,354      $1,992,496
=============================================================================================================

         Subordinated debt outstanding at December 31, 1993, in the amount of $86,790,000 (14.1%), was repaid in 1994.

         Annual maturities of senior debt outstanding at December 31, 1994 due through June 2003 (excluding the amount supported by the revolving credit agreements expected to be renewed) approximate $568,767,000 (1995), $399,116,000
(1996), $358,137,000 (1997), $347,960,000 (1998), $334,324,000 (1999) and
$540,609,000 (thereafter).

         The agreements pertaining to senior debt and revolving credit agreements of FINOVA include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991. As of December 31, 1994, FINOVA had $24,383,000 of excess accumulated earnings available for distribution.

         Total interest paid is not significantly different from interest expense.

                           FINOVA CAPITAL CORPORATION

 NOTE E   DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into interest rate swaps and interest rate hedge agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments utilized are straightforward and involve little complexity. The Company continually monitors its position relative to derivatives and utilizes derivative instruments for non- trading purposes only.

         The Company utilizes derivative instruments to minimize its exposure to fluctuations in interest rates. The Company strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, the Company diversifies its borrowing sources (short- and long-term debt with a fixed or a variable rate) and maintains a portfolio that is matched funded. The Company's matched funding policy generally requires that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. The Company's matched funding policy requires that the difference between floating-rate liabilities and floating-rate assets, as measured as a percent of investment in financing transactions ("funds employed"), should not vary by more than 3% for any extended period. The amount of derivatives used is a function of this 3% gap policy with the maturities of the derivatives being correlated to the maturities of the assets being financed.

         The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of FINOVA's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

         Under interest rate swaps, the Company agrees to exchange with the counterparty, at specified intervals, the payment streams calculated on a specified notional amount, with at least one stream based on a floating interest rate. Generic swap notional amounts do not change for the life of the contract. Amortizing swap notional amounts amortize over the life of the transaction. Basis swaps involve the exchange of floating-rate indices, such as the Prime rate, the Commercial Paper Composite rate and LIBOR.

         The Company purchased interest rate hedge agreements to reduce the impact of increases in interest rates on its floating- rate debt. These agreements effectively lock in a spread of approximately 2.3% between the Company's borrowing rate, LIBOR, and its lending rate (Prime based). In early 1995, the Company further protected its margins on floating-rate transactions by entering into basis swaps with a notional amount of $750,000,000 to lock in the spread between the Company's lending and borrowing rates. With these agreements, the Company protected its margins on $1,500,000,000 of floating-rate transactions (or approximately 50% of its floating-rate liabilities).

         The Company's off-balance sheet derivative instruments involve credit and interest rate risks. The credit risk would be the nonperformance by the counterparties to the financial instruments. All financial instruments have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions, although there can be no assurance that any such institution will perform under its agreement. The Company's derivative policy stipulates that the maximum exposure to any one counterparty, relative to the derivative products, is limited on a net basis, to 10% of the Company's outstanding debt at the time of that transaction. Interest rate risks relate to changes in interest rates and the impact on earnings. The Company mitigates interest rate risks through its matched funding policy.

         The use of derivatives decreased interest expense by $13,655,000, a decrease in the aggregate cost of funds of 0.4% in 1994, $25,875,000, a decrease in the aggregate cost of funds of 1.3% in 1993 and $8,155,000, a decrease in the aggregate cost of funds of 0.4% in 1992. These reductions in interest expense from off-balance sheet derivatives effectively alters on-balance sheet costs and must be viewed as total interest rate management. At December 31, 1994 and 1993, unamortized premiums amounted to $1,875,000 and $3,138,000, respectively. There were no deferred gains or losses associated with derivatives.

         The following table provides annual maturities and weighted-average interest rates for each significant derivative product type. The rates presented are as of December 31, 1994. To the extent that rates change, variable interest information will change.

                           FINOVA CAPITAL CORPORATION
           DERIVATIVE MATURITIES AND WEIGHTED-AVERAGE INTEREST RATES
                             (Dollars in Millions)

- ---------------------------------------------------------------------------------------------------------------------
                                                                      Maturities of Derivative Products
                                       December 31, -----------------------------------------------------------------
                                          1994       1995        1996       1997       1998       1999     Thereafter
- ---------------------------------------------------------------------------------------------------------------------
 RECEIVED FIXED-RATE SWAPS:
  Notional value                        $1,190      $  40      $  100      $ 275      $ 325      $ 250     $ 200
  Weighted average received rate          6.66%      5.52%       5.34%      6.70%      6.83%      6.82%     7.00%
  Weighted average pay rate               6.56%      7.00%       6.50%      6.50%      6.50%      6.50%     6.74%
 PAY FIXED-RATE GENERIC SWAPS:
  Notional value                        $  780      $  30      $  325      $ 225      $ 100      $  50     $  50
  Weighted average receive rate           6.58%      7.00%       6.56%      6.50%      6.75%      6.50%     6.50%
  Weighted average pay rate               7.43%      9.05%       6.89%      7.32%      8.37%      7.98%     8.09%
 PAY FIXED-RATE AMORTIZING SWAPS:
  Notional value                        $  242      $ 154      $   70      $  18
  Weighted average receive rate           6.03%      6.03%       6.03%      6.03%
  Weighted average pay rate               5.04%      4.83%       5.20%      6.18%
 INTEREST RATE HEDGE AGREEMENTS:
  Notional value                        $  750                 $  750
  Weighted average receive rate           2.50%                  2.50%
  Weighted average pay rate               2.50%                  2.50%
 BASIS SWAPS:
  Notional value                        $  254      $ 126                             $ 128
  Weighted average receive rate           5.91%      5.74%                             6.08%
  Weighted average pay rate               6.73%      6.52%                             6.93%
 TOTAL NOTIONAL VALUE                   $3,216      $ 350      $1,245      $ 518      $ 553      $ 300     $ 250
=====================================================================================================================
 Total weighted average rates on s
  Receive rate                            5.56%      5.95%       3.99%      6.59%      6.64%      6.77%     6.90%
=====================================================================================================================
  Pay rate                                5.72%      6.05%       4.12%      6.85%      6.94%      6.75%     7.01%
=====================================================================================================================

- ------------------------------------------------------------------------------------------------------------------
                                                      Pay Fixed-    Pay Fixed-
                                        Received         Rate          Rate         Interest
                                       Fixed-Rate      Generic      Amortizing     Rate Hedge     Basis
                                         Swaps          Swaps          Swaps       Agreements     Swaps     TOTAL
- ------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1991                     $   50          $205          $              $            $         $  255
Expired                                    (50)                                                                (50)
Additions                                  890                                                                 890
- ------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1992                        890           205                                                 1,095
Expired                                    (50)          (25)                                                  (75)
Additions                                  300                                        750                    1,050
- ------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1993                       1,140           180                          750                    2,070
Expired                                    (50)          (50)          (148)                                  (248)
Additions                                  100           650            390                        254       1,394
- ------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1994                      $1,190          $780          $ 242          $750         $254      $3,216
==================================================================================================================

NOTE F   REDEEMABLE PREFERRED STOCK

         In connection with the Spin-Off, the Company issued 2,500 shares of its Series A Redeemable Preferred Stock (the "preferred stock") to a subsidiary of Dial for $25,000,000. In July 1993, FINOVA Group acquired all 2,500 shares of the preferred stock. In March 1994, FINOVA Group contributed all 2,500 shares of the preferred stock to FINOVA as additional paid in capital.


NOTE G   INCOME TAXES

         Prior to the Spin-Off, Dial credited or charged the Company an amount equal to the tax reductions realized or tax payments made by Dial as a result of including the Company's tax results and credits in Dial's consolidated federal and other applicable income tax returns. In all other respects, the Company's tax provisions have been computed on a separate return basis.

                           FINOVA CAPITAL CORPORATION

         The consolidated provision (benefit) for income taxes consist of the following for the years ended December 31:

- -------------------------------------------------------------------------------------
                                                      1994         1993        1992
- -------------------------------------------------------------------------------------
 Current:
  United States:
      Federal                                        $31,412     $ 4,976      $16,265
      State                                            6,436       1,254        2,069
  Foreign                                                           (156)         346
- -------------------------------------------------------------------------------------
                                                      37,848       6,074       18,680
- -------------------------------------------------------------------------------------
 Deferred:
  United States                                       11,682      21,608       (2,377)
  Foreign                                                (88)                  (2,460)
- -------------------------------------------------------------------------------------
                                                      11,594      21,608       (4,837)
- -------------------------------------------------------------------------------------
 Provision for income taxes                          $49,442     $27,682      $13,843
=====================================================================================

         Income taxes paid in 1994, 1993 and 1992 amounted to approximately $39,055,000, $10,511,000 and $19,096,000, respectively.

         The significant components of deferred tax liabilities and deferred tax assets at December 31, 1994 and 1993 consisted of the following:

- ------------------------------------------------------------------------------------------------
                                                                          1994            1993
- ------------------------------------------------------------------------------------------------
 Deferred tax liabilities:
  Deferred income from leveraged leases                                 $226,115        $223,006
  Deferred income from lease financing                                    32,833          35,950
  Other                                                                    8,353             622
- ------------------------------------------------------------------------------------------------
 Gross deferred tax liability                                            267,301         259,578
- ------------------------------------------------------------------------------------------------
 Deferred tax assets:
  Reserve for possible credit losses                                      29,363          27,272
  Investment in foreign subsidiary carrying value difference              23,193          23,193
  Accrued expenses                                                         1,462           2,233
  Other                                                                    3,984           9,175
- ------------------------------------------------------------------------------------------------
 Gross deferred tax asset                                                 58,002          61,873
- ------------------------------------------------------------------------------------------------
 Net deferred tax liability                                             $209,299        $197,705
================================================================================================

                           FINOVA CAPITAL CORPORATION

         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

- ------------------------------------------------------------------------------------------------------------
                                                                                    1994       1993     1992
- ------------------------------------------------------------------------------------------------------------
 Federal statutory income tax rate                                                  35.0%      35.0%    34.0%
 State income taxes                                                                  5.1%       3.4%     2.7%
 Foreign tax effects                                                                 1.2%      (2.1%)   (2.4%)
 Municipal income                                                                   (1.2%)
 Recognition of tax benefit on refinancing charges
  accrued in 1991                                                                                       (6.2%)
 Other                                                                              (0.1%)     (0.7%)   (0.7%)
- ------------------------------------------------------------------------------------------------------------
 Current provision for income taxes                                                 40.0%      35.6%    27.4%
 Adjustments to deferred taxes                                                                  7.6%
- ------------------------------------------------------------------------------------------------------------
 Provision for income taxes                                                         40.0%      43.2%    27.4%
============================================================================================================

NOTE H   PENSION AND OTHER BENEFITS

         PENSION BENEFITS
         Net periodic pension cost (income) for the years ended December 31, included the following components:

                                                          United States                      Foreign
- --------------------------------------------------------------------------------------------------------------
                                                   1994        1993        1992       1994      1993      1992
- --------------------------------------------------------------------------------------------------------------
 Service cost benefits earned during period       $ 1,508     $   603    $   493      $  66     $ 215    $ 341
 Interest cost on projected benefit                 1,217         638        499        308       293      345
 obligation
 Actual return on plan assets                          78      (1,504)    (1,071)       242      (736)    (382)
 Net amortization and deferral                     (1,538)        625        303       (544)      459       79
- --------------------------------------------------------------------------------------------------------------
 Periodic pension cost                              1,265         362        224         72       231      383
 Curtailment loss (gain)                              135        (777)                   21
- --------------------------------------------------------------------------------------------------------------
 Net periodic pension cost (income)               $ 1,400     $  (415)   $   224      $  93     $ 231    $ 383
==============================================================================================================

         Assumptions regarding the determination of net periodic pension cost (income) for the years ended December 31, were:

- ------------------------------------------------------------------------------------------------------------
                                                          United States                     Foreign
- ------------------------------------------------------------------------------------------------------------
                                                     1994        1993     1992       1994      1993     1992
- ------------------------------------------------------------------------------------------------------------
 Discount rate for obligation                        7.75%       8.50%    9.00%      8.00%     9.00%    9.00%
 Rate of increase in compensation levels             4.25%       5.50%    6.00%      6.00%     8.00%    8.00%
 Long-term rate of return on assets                  9.50%       9.50%    9.50%      8.00%     9.00%    9.00%
- ------------------------------------------------------------------------------------------------------------

                           FINOVA CAPITAL CORPORATION

         The following table indicates the plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993:

- -------------------------------------------------------------------------------------------------------------
                                                                       United States            Foreign
- -------------------------------------------------------------------------------------------------------------
                                                                      1994       1993        1994      1993
- -------------------------------------------------------------------------------------------------------------
 Actuarial present value of benefit obligations:
  Vested benefit obligations                                         $13,200     $12,000    $3,785     $3,440
=============================================================================================================
  Accumulated benefit obligations                                    $13,800     $12,600    $3,785     $3,440
=============================================================================================================
 Projected benefit obligation                                        $14,800     $14,400    $3,785     $3,755
 Market value of plan assets, primarily equity and fixed
  income securities                                                   17,134      17,606     3,785      3,781
- -------------------------------------------------------------------------------------------------------------
 Plan assets over projected benefit obligation                       $ 2,334     $ 3,206    $ --       $   26
 Unrecognized transition asset                                          (390)       (451)     (105)      (109)
 Unrecognized prior service cost reduction                            (1,088)        404                   72
 Unrecognized net loss                                                 2,707       1,804       105        101
- -------------------------------------------------------------------------------------------------------------
 Prepaid pension costs                                               $ 3,563     $ 4,963    $ --       $   90
=============================================================================================================

         Assumptions regarding the funded status of pension plans as of December 31, 1994 and 1993 are:

- ------------------------------------------------------------------------------------------------------------
                                                                         United States           Foreign
- ------------------------------------------------------------------------------------------------------------
                                                                        1994        1993       1994     1993
- ------------------------------------------------------------------------------------------------------------
 Discount rate for obligation                                           8.50%       7.75%      8.50%    8.00%
 Rate of increase in compensation levels                                5.00%       4.25%      --       6.00%
 Long-term rate of return on assets                                     9.50%       9.50%      --       9.00%
- ------------------------------------------------------------------------------------------------------------

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

                           FINOVA CAPITAL CORPORATION

         Net periodic postretirement benefit cost for the year ended December 31, 1994 and 1993 included the following components:

- -------------------------------------------------------------------------------------------------
                                                                                    1994     1993
- -------------------------------------------------------------------------------------------------
 Service cost benefits earned during period                                         $159     $ 55
 Interest cost on accumulated postretirement benefit obligation                      244      143
 Net amortization and deferral                                                       140       85
- -------------------------------------------------------------------------------------------------
 Net periodic postretirement benefit cost                                           $543     $283
=================================================================================================

         Assumptions regarding the determination of net periodic postretirement benefit costs at December 31, 1994 and 1993 were:

- --------------------------------------------------------------------------------------------------
                                                                                   1994      1993
- --------------------------------------------------------------------------------------------------
 Discount rate for obligation                                                      7.75%      8.50%
 Rate of increase in compensation levels                                           4.25%      5.50%
 Rate of increase in health care costs (1)                                        12.25%     14.00%
==================================================================================================

(1) Rate of increase in health care costs was 12.25% in 1994, scaled down to 6.25% by 2000 and thereafter.

         The following table indicates the amounts recognized in the Company's consolidated balance sheet at December 31, 1994 and 1993:

- -------------------------------------------------------------------------------------------------------
                                                                                       1994       1993
- -------------------------------------------------------------------------------------------------------
 Accumulated postretirement benefit obligation:
  Retirees                                                                           $ 1,257    $ 1,680
  Actives eligible for full benefits                                                     183        230
  Other actives                                                                        2,125        370
- -------------------------------------------------------------------------------------------------------
 Total accumulated postretirement benefit obligation                                   3,565      2,280
 Unrecognized transition obligation                                                   (1,523)    (1,607)
 Unrecognized prior service cost                                                      (1,547)
 Unrecognized net gain (loss)                                                            264       (437)
- -------------------------------------------------------------------------------------------------------
 Accrued postretirement benefit cost                                                 $   759    $   236
=======================================================================================================


         Assumptions regarding the accrued postretirement benefit cost at December 31, 1994 and 1993 were:

- ------------------------------------------------------------------------------------------------------
                                                                                       1994       1993
- ------------------------------------------------------------------------------------------------------
 Discount rate for obligation                                                          8.50%      7.75%
 Rate of increase in compensation levels                                               5.00%      4.25%
 Rate of increase in health care costs (1)                                            12.25%     13.25%
- ------------------------------------------------------------------------------------------------------


(1) Rate of increase in health care costs was 12.25% in 1994, scaled down to 6.25% by 2000 and thereafter.

         A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately 5% and the ongoing annual expense by approximately 3%.

                           FINOVA CAPITAL CORPORATION

NOTE I           TRANSACTIONS WITH DIAL

         Pursuant to the Spin-Off, the Company and Dial entered into several agreements, including the Distribution Agreement, Tax Sharing Agreement, Sublease Agreement, Interim Services Agreement and Trademark Assignment and Agreement. These agreements do not result in significant additional expenses over comparable third party services.

         The Company leases its corporate office facilities from Dial under an agreement which expires March 31, 2001. Annual rentals under the lease are approximately $1,616,000 to 1996 and $1,806,000 thereafter.


NOTE J           LITIGATION AND CLAIMS

         The Company is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, certain of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation, in part, often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to such transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.


NOTE K   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

- ------------------------------------------------------------------------------------------------------------
                                                             1994                           1993
- ------------------------------------------------------------------------------------------------------------
                                                    Carrying       Estimated        Carrying      Estimated
                                                     Amount        Fair Value        Amount       Fair Value
- ------------------------------------------------------------------------------------------------------------
 Balance Sheet -
  Financial Instruments:
  Assets:
   Loans and other financing contracts             $3,810,781      $3,829,881      $2,192,192     $2,172,154
  Liabilities:
   Senior debt                                      4,573,354       4,510,043       1,992,496      2,149,387
   Subordinated debt                                    --              --             86,790         88,390
 Off-Balance Sheet -
   Financial Instruments:
     Interest rate swaps                                --            (47,937)          --            37,202
     Interest rate hedge agreements                     --             (4,049)          --              (841)
- ------------------------------------------------------------------------------------------------------------

         The carrying values of cash and cash equivalents, factored receivables, accounts payable and accrued expenses, due to factored clients and interest payable approximate fair values due to the short-term maturities of these instruments.

                           FINOVA CAPITAL CORPORATION

         The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

         LOANS AND OTHER FINANCING CONTRACTS:
                 The fair value of loans and other financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 1994 and 1993. Management believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for which there are no known credit concerns results in a fair valuation of such loans on an entry value basis. As of December 31, 1994 and 1993, the fair value of nonaccruing contracts with a carrying amount of $83,003,000 and $25,583,000, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As of December 31, 1994 and 1993, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $140,864,000 and $125,980,000, respectively.

         SENIOR AND SUBORDINATED DEBT:
                 The fair value of senior and subordinated debt was estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities. The carrying values of commercial paper and borrowings under revolving credit facilities, if any, were assumed to approximate fair values due to their short maturities.

         INTEREST RATE SWAPS:
                 The fair values of interest rate swaps is based on quoted market prices obtained from participating banks and dealers for transactions of similar remaining duration.

         INTEREST RATE HEDGE AGREEMENTS:
                 The fair values of interest rate hedge agreements is based on quoted market prices obtained from participating banks and dealers for transactions of similar remaining duration.

         The fair value estimates presented herein were based on information available as of December 31, 1994 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 1994 and 1993; therefore, current estimates of fair value may differ significantly from the amounts presented herein.


NOTE L           SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES:

         The following represents a summary of the major components of selling, administrative and other operating expenses for the three years ended December 31:

- -------------------------------------------------------------------------------------------------------
                                                                            1994       1993       1992
- -------------------------------------------------------------------------------------------------------
 Salaries and employee benefits                                          $ 63,891    $29,502    $27,247
 Problem account costs                                                     13,505     11,822      7,642
 Depreciation and amortization                                              9,733      2,802      1,970
 Professional services                                                      7,357      2,201      2,868
 Occupancy expense                                                          6,124      4,160      4,494
 Travel and entertainment                                                   6,099      2,182      1,661
 Other                                                                      5,596      5,489      4,846
- -------------------------------------------------------------------------------------------------------
                                                                         $112,305    $58,158    $50,728
=======================================================================================================

                           FINOVA CAPITAL CORPORATION

NOTE M           PURCHASE OF AMBASSADOR FACTORS  AND TRICON CAPITAL CORPORATION.

         On February 14, 1994, FINOVA acquired Ambassador, which represented Fleet Financial Group, Inc.'s ("Fleet") factoring and asset based lending subsidiary. The cash purchase price of the acquisition was $246,285,000, which included repayment of $170,000,000 intercompany balance due from Ambassador to Fleet. In addition, FINOVA assumed $101,471,000 due to factored clients, $5,851,000 of accrued liabilities and $10,987,000 of additional liabilities and transaction costs. The acquisition has been accounted for as a purchase and created approximately $40,800,000 of goodwill, which is being amortized on a straight line basis over 20 years. The amortization of goodwill is tax deductible.

         The acquisition was financed with proceeds received from the sale of FINOVA Group's discontinued mortgage insurance subsidiary and cash generated from operations. FINOVA Group, simultaneous with the acquisition, increased its investment in FINOVA by contributing $40,000,000 of intercompany loans as additional paid in capital of FINOVA.

         On April 30, 1994, FINOVA acquired all of the stock of TriCon from Bell Atlantic Corporation ("Bell Atlantic"), in an all- cash transaction. The cash purchase price of the acquisition was $344,212,000. In addition, FINOVA assumed outstanding indebtedness and liabilities of TriCon totaling $1,500,650,000 and incurred additional liabilities and acquisition costs of $41,301,000. The acquisition has been accounted for as a purchase and created approximately $102,000,000 of goodwill, which is being amortized on a straight line basis over 20 years. The amortization of goodwill is tax deductible.

         The cash purchase price was financed initially with the proceeds from the issuance of $300,000,000 of debt and the remainder with internally generated funds. A portion of the interim debt was replaced with the net proceeds from a public offering completed in May 1994 of 8,050,000 shares of the FINOVA Group's common stock (the "Offering"). The net proceeds, along with approximately $88,000,000 of intercompany loans, were contributed from FINOVA Group to the Company as additional paid in capital.

          The following Pro Forma Statements of Consolidated Income (unaudited) for the years ended December 31, 1994 and 1993 have been prepared to reflect net income as adjusted to reflect the acquisitions of Ambassador and TriCon as if such acquisitions had occurred on January 1, 1994 and 1993, respectively, and give effect to the Offering as of such dates. The Pro Forma Statements of Consolidated Income are unaudited and are not necessarily indicative of the results that would have occurred if the acquisitions had been consummated as of January 1, 1994 or January 1, 1993, nor are they necessarily indicative of the results of future operations.

                           FINOVA CAPITAL CORPORATION
                   PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                          YEAR ENDED DECEMBER 31, 1994
                             (Dollars in Thousands)

- -------------------------------------------------------------------------------------------------------------------------------
                                                                Historical (1)                  ProForma Adjustments(1)
- -------------------------------------------------------------------------------------------------------------------------------
                                                                               TriCon
                                                                               January
                                                                 Ambassador     thru
                                                                  January       April                                     Pro
                                                        Company     1994        1994     Ambassador     TriCon           Forma
- -------------------------------------------------------------------------------------------------------------------------------
Interest earned from financing transactions            $503,351   $3,072      $74,263    $             $(3,158) (7)    $577,528
Interest expense and depreciation                       259,666      563       37,711      131  (2)        949  (9)     299,020
- -------------------------------------------------------------------------------------------------------------------------------
Interest margins earned                                 243,685    2,509       36,552     (131)         (4,107)         278,508
Provision for possible credit losses                     16,670      500        7,749                                    24,919
- -------------------------------------------------------------------------------------------------------------------------------
Net interest margins earned                             227,015    2,009       28,803     (131)         (4,107)         253,589
Gains on securitizations and sale of assets               9,045                 1,303                                    10,348
- -------------------------------------------------------------------------------------------------------------------------------
                                                        236,060    2,009       30,106     (131)         (4,107)         263,937
Selling, administrative and other operating expenses    112,305      634       18,198      249  (3)      1,700  (10)    133,422
                                                                                            83  (4)        253  (8)
- -------------------------------------------------------------------------------------------------------------------------------
                                                        123,755    1,375       11,908     (463)         (6,060)         130,515
Income taxes                                             49,442      649        4,059     (185) (5)     (2,424) (11)     51,442
                                                                                           (99) (6)
- -------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $ 74,313   $  726      $ 7,849    $(179)        $(3,636)        $ 79,073
===============================================================================================================================

                           FINOVA CAPITAL CORPORATION
                   PRO FORMA STATEMENT OF CONSOLIDATED INCOME
                          YEAR ENDED DECEMBER 31, 1993
                             (Dollars in Thousands)

- --------------------------------------------------------------------------------------------------------------------------------
                                                               Historical                           Pro Forma Adjustments
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Pro
                                                     Company   Ambassador     TriCon   Ambassador         TriCon          Forma
- --------------------------------------------------------------------------------------------------------------------------------
 Interest earned from financing transactions        $255,216      $35,235   $245,300   $               $ (7,667) (7)    $529,584
                                                                                                          1,500  (8)
 Interest expense and depreciation                   132,668        5,780    121,793     3,026  (2)       3,514  (9)     266,781
- --------------------------------------------------------------------------------------------------------------------------------
 Interest margins earned                             122,548       29,455    123,507    (3,026)          (9,681)         262,803
 Provision for possible credit losses                  5,706        7,177     21,634                                      34,517
- --------------------------------------------------------------------------------------------------------------------------------
 Net interest margins earned                         116,842       22,278    101,873    (3,026)          (9,681)         228,286
 Gains on sale of assets                               5,439                                                               5,439
- --------------------------------------------------------------------------------------------------------------------------------
                                                     122,281       22,278    101,873    (3,026)          (9,681)         233,725
 Selling, administrative and other operating
  expenses                                            58,158        8,125     48,128     2,990  (3)       5,100  (10)    124,260
                                                                                         1,000  (4)         759  (8)
- --------------------------------------------------------------------------------------------------------------------------------
                                                      64,123       14,153     53,745    (7,016)         (15,540)         109,465
 Income taxes                                         27,682        6,481     22,164    (2,806) (5)      (6,242) (11)     43,215
                                                                                          (820) (6)      (3,244) (12)
- --------------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations                    36,441        7,672     31,581    (3,390)          (6,054)          66,250
 Cumulative effect of changes in accounting
  principles                                                          480      5,530                                       6,010
- --------------------------------------------------------------------------------------------------------------------------------
 NET INCOME                                         $ 36,441      $ 8,152   $ 37,111   $(3,390)        $ (6,054)        $ 72,260
================================================================================================================================

                           FINOVA CAPITAL CORPORATION

              NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


(1) Pro forma adjustments included in the Pro Forma Statement of Consolidated Income for the year ended December 31, 1994 related to the acquisitions of Ambassador and TriCon present the effects of the one month and four months, respectively, not included in the Company's historical financial statements.

ACQUISITION OF AMBASSADOR

(2)      To record the estimated interest expense ($131,000 - 1994; $3,026,000 -
         1993) arising from the debt incurred to fund the acquisition and the repayment of the intercompany payable due to Fleet. The adjustments are partially offset by interest saved as a result of the equity contribution by FINOVA Group of the intercompany loans.

(3) To record tax deductible amortization of goodwill ($249,000 - 1994; $2,990,000 - 1993) based on an amortization period of twenty years and amortization of the covenant not to compete over one year.

(4) To record administrative expenses for additional employees and general overhead ($83,000 - 1994; $1,000,000 - 1993).

(5)      To record the income tax effect ($185,000 - 1994; $2,806,000 - 1993) of
         Notes (2), (3) and (4) at the Company's effective incremental income tax rate of 40%.

(6) To adjust income taxes for the lower state income tax rate applicable to the Company ($99,000 - 1994; $820,000 - 1993).

ACQUISITION OF TRICON

(7) To reduce interest earned from financing transactions for the income recorded on assets not purchased by the Company in 1994 and 1993 ($3,158,000 - 1994; $7,667,000 - 1993).

(8) To reflect base fees ($1,500,000 - 1993) and incremental costs ($253,000 - 1994; $759,000 - 1993) related to an agreement to manage leveraged leases for Bell Atlantic by TriCon.

(9)      To record interest expense ($949,000 - 1994; $3,514,000 - 1993)
         resulting from the additional debt issued to purchase TriCon and certain debt to Bell Atlantic incurred to fund a deferred tax payment and dividends, reduced by the interest savings applicable to the debt not transferred in the TriCon acquisition and interest saved as a result of the equity contribution by FINOVA Group of the intercompany loans.

(10) To record tax deductible amortization of goodwill ($1,700,000 - 1994; $5,100,000 - 1993) based on an amortization period of twenty years.

(11)     To record the income tax effect ($2,424,000 - 1994; $6,242,000 - 1993)
         of Notes (7) through (10) at the Company's effective incremental income tax rate of 40%.

                           FINOVA CAPITAL CORPORATION


(12) To reduce TriCon's income taxes for the effect of increases in income tax rates for 1993 (principally the increase in the federal tax rate) due to the deferred tax payment and the new tax basis in assets at the beginning of the pro forma period ($3,244,000).

SUPPLEMENTAL SELECTED FINANCIAL DATA

CONDENSED QUARTERLY RESULTS (UNAUDITED)
(Dollars in Thousands)

         The following represents the condensed quarterly results for the two years ended December 31, 1994:

- --------------------------------------------------------------------------------------------------------
                                                          First      Second        Third         Fourth
                                                         Quarter     Quarter      Quarter        Quarter
- --------------------------------------------------------------------------------------------------------
  Interest earned from financing  transactions:
   1994                                                  $73,961    $121,891     $147,649       $159,850
   1993                                                   59,514      63,948       64,944         66,810
- --------------------------------------------------------------------------------------------------------
  Interest expense:
   1994                                                   33,862      53,648       65,881         69,538
   1993                                                   30,568      31,423       30,788         33,373
- --------------------------------------------------------------------------------------------------------
  Gains on securitizations and sale of assets:
   1994                                                        3       4,500        1,169          3,373
   1993                                                    2,061         179          --           3,199
- --------------------------------------------------------------------------------------------------------
  Non-interest expenses (includes provision for
   possible credit losses):
   1994                                                   21,448      42,176       46,151         55,937
   1993                                                   17,591      16,614       15,883         20,292
- --------------------------------------------------------------------------------------------------------
  Net income:
   1994                                                   11,596      17,517       22,056         23,144
   1993                                                    8,545      10,323        6,750 (1)     10,823
========================================================================================================

(1) Income from continuing operations and net income for the third quarter of 1993 included an adjustment of $4,857,000 representing the effect of federal and state income tax rate increases applicable to deferred income taxes generated by the Company's leveraged lease portfolio.

                           FINOVA CAPITAL CORPORATION
       AVERAGE BALANCES/INTEREST MARGIN/AVERAGE ANNUAL RATES (UNAUDITED)
                             (Dollars in Thousands)

         The following represents the breakdown of the Company's average balance sheet, interest margins and average annual rates for the years ended December 31, 1994 and 1993:

- ---------------------------------------------------------------------------------------------------------------------------------
December 31,                                                        1994 (1)                                 1993
- ---------------------------------------------------------------------------------------------------------------------------------
                                                          Average                Average        Average                 Average
                                                          Balance     Interest    Rate          Balance    Interest       Rate
- ---------------------------------------------------------------------------------------------------------------------------------
ASSETS:

 Cash and cash equivalents                              $   25,038   $                        $   10,990   $
 Investment in financing transactions                    4,446,745    466,614    11.5% (2)     2,666,208    248,700     10.6% (2)
   Less reserve                                           (97,704)                               (66,786)
- ---------------------------------------------------------------------------------------------------------------------------------
 Investment in financing transactions - net              4,349,041                             2,599,422


 Other assets and deferred charges                         182,412                                47,200
- ---------------------------------------------------------------------------------------------------------------------------------
                                                        $4,556,491                            $2,657,612
=================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

 Other liabilities                                      $  249,463                            $  130,612
 Senior and subordinated debt                            3,468,498    222,929     6.4%         1,980,562    126,152      6.4%
 Deferred income taxes                                     209,088                               185,898
- ---------------------------------------------------------------------------------------------------------------------------------
                                                         3,927,049                             2,297,072
Redeemable preferred stock                                   7,692                                25,000

Stockholders' equity                                       621,750                               335,540
- ---------------------------------------------------------------------------------------------------------------------------------
                                                        $4,556,491                            $2,657,612
=================================================================================================================================
Interest income/average earning assets (2)                            466,614    11.5%                      248,700     10.6%

Interest expense/average earning assets (2) (3)                       222,929     5.5%                      126,152      5.4%
- ---------------------------------------------------------------------------------------------------------------------------------
Interest margins earned (3)                                          $243,685     6.0%                     $122,548      5.2%
=================================================================================================================================

(1) Includes financial results from the acquisitions of Ambassador (February 14, 1994) and TriCon (April 30, 1994).
(2)      Average earning assets ($4,064,971 and $2,350,019 for 1994 and 1993, respectively) are net of average deferred taxes on leveraged leases and average nonaccruing assets.
(3) For the year ended December 31, 1994, excluding the impact of derivatives, interest expense would have been $236,584 or 5.8% of average earning assets and interest margins earned would have been $230,030 or 5.7% of average earning assets. For the year ended December 31, 1993, excluding the impact of derivatives, interest expense would have been $152,027 or 6.5% of average earning assets and interest margins earned would have been $96,673 or 4.1% of average earning assets.

                           FINOVA CAPITAL CORPORATION
                        COMMISSION FILE NUMBER 94-1278569
                                  EXHIBIT INDEX
                           DECEMBER 31, 1994 FORM 10-K

 Exhibit No.                               Description
 -----------                               -----------
 (3.A)    Certificate of Incorporation, as amended through the date of this filing.*

 (3.B)    By-Laws, as amended through the date of this filing.*

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

 (4.B)    Form of Common Stock Certificate of the Company*.

 (4.C)    Relevant portions of the Company's Certificate of Incorporation and Bylaws included in Exhibits 3.A and
          3.B above, respectively, are hereby incorporated by reference.

 (4.D)    Rights Agreement dated as of February 15, 1992 between the Company and the Rights Agent named therein
          (incorporated by reference from the Company's Registration Statement on Form S-1, SEC File No. 33-45452
          (the "Registration Statement"), Annex V to Prospectus and Exhibit 4.1).

 (4.E)    Indenture dated as of November 1, 1990 between FINOVA and the Trustee named therein (incorporated by reference from Greyhound Financial Corporation's Registration Statement on Form S-3,
          Registration No. 33-37743, Exhibit 4).

 (4.F)    Fourth Supplemental Indenture dated as of April 17, 1992 between FINOVA and the Trustee named therein, supplementing the Indenture referenced in Exhibit 4.E above, is hereby incorporated by reference from Greyhound Financial Corporation's Annual Report on Form 10-K for the year 1992 (the "1992 10-K"), Exhibit 4.F.

 (4.G)    Form of Indenture dated as of September 1, 1992 between FINOVA and the Trustee names therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on Form S-3,
          Registration No. 33-51216, Exhibit 4).

 (10.A)   Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement dated as of May 31, 1976 among FINOVA and the lender parties thereto, and Bank of America National Trust and Savings Association,
          Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminster Bank USA, as agents  (the "Agents")
          and Citibank, N.A., as Administrative Agent (incorporated by reference from the Corporation's  Current Report on
          Form 8-K dated May 23, 1994, Exhibit 10.1).

(10.A.1)  First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above.*

 (10.B)   Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA, the Lender parties thereto, the
          Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from the Company's Report on
          Form 8-K dated May 23, 1994, Exhibit 10.2).

(10.B.1)  First Amendment dated as of September 30, 1994 to the Credit Agreement noted in 10.B above.*

 (10.C)   Interim Services Agreement dated January 28, 1992 among the Company, The Dial Corp and others, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.JJ.

 (10.D)   Tax Sharing Agreement dated February 19, 1992 among the Company, The Dial Corp and others, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.KK.

 (10.E)   Certificate of Designations of Series A Redeemable Preferred Stock of FINOVA, dated March 17, 1992,  is hereby incorporated by reference from the 1992 10-K, Exhibit 10.MM.

 (10.F)   Sublease dated as of April 1, 1991, among the Company, The Dial Corp and others, relating to the Company's principal office space, is hereby incorporated by reference from the 1992 10-K, Exhibit 10.NN.

 (10.G)   Stock Purchase Agreement between Bell Atlantic TriCon Leasing Corporation and Greyhound Financial Corporation
          dated as of March 4, 1994 is hereby incorporated by reference from the 1993 10-K, Exhibit 10.F

 (10.H)   Form of Assets Purchase Agreement between Bell Atlantic TriCon Leasing Corporation and TriCon Capital Corporation
          is hereby incorporated by reference from the 1993 10-K, Exhibit 10.G

 (10.I)   Form of Distribution Agreement among the Company, Greyhound Financial Corporation, The Dial Corp and certain other parties named therein, dated as of January 28, 1992 (incorporated by reference from the Registration
          Statement, Annex II to the Prospectus and Exhibit 2.1).

 (10.J)   Asset Purchase Agreement dated as of February 3, 1995 between Transamerica Business Credit Corporation and FINOVA.*

 (10.K)   Stock Purchase Agreement among The FINOVA Group Inc., FINOVA and GE Capital Mortgage Corporation  dated
          May 26, 1993, incorporated by reference from the Company's Report on Form 8-K dated July 15, 1993, Exhibit 2.

 (12)     Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends.*

 (23)     Independent Auditors' Consent.*

 (27)     Financial Data Schedule.*

          * Filed herewith.