Form 10-Q
period 1995-03-31
FINOVA CAPITAL CORP
filed 1995-05-15
CIK 43960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549
                                    FORM 10-Q

(Mark One)

/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                    March 31, 1995

                                       OR

/ /              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number                                                    1-7543

                           FINOVA CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              94-1278569
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

1850 North Central Ave., P. O. Box 2209, Phoenix, AZ                  85002-2209
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

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 11, 1995, 25,000 shares of Common Stock ($1.00 par value) were outstanding and were held by an affiliate.

                           FINOVA CAPITAL CORPORATION
                                TABLE OF CONTENTS


                                                                                                   Page No.
                                                                                                    --------
PART I FINANCIAL INFORMATION.

       Item 1.     Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - March 31, 1995 and
                   December 31, 1994                                                                    1

             Condensed Consolidated Income Statement - Three Months Ended
                   March 31, 1995 and 1994                                                              2

             Condensed Consolidated Statement of Cash Flows - Three Months Ended
                   March 31, 1995 and 1994                                                              3

             Notes to Interim Condensed Consolidated Financial Information                            4 - 7


       Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                        7 - 10


PART II      OTHER INFORMATION.

       Item 4.     Submission of Matters to Vote of Security Holders                                   10

       Item 6.     Exhibits and Reports on Form 8-K                                                    10


       SIGNATURES                                                                                      11

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                  March 31,    December 31,
ASSETS:                                                             1995           1994
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS                                       $    37,347    $    52,753

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned income of
   $278,817 and $249,550, respectively                            4,287,275      4,034,648
 Direct financing leases                                            815,388        774,834
 Operating leases                                                   412,712        412,782
 Leveraged leases                                                   288,019        287,518
 Factored receivables                                               186,067        157,862
                                                                -----------    -----------
                                                                  5,989,461      5,667,644
Less reserve for possible credit losses                            (109,969)      (109,245)
                                                                -----------    -----------
    Investment in financing transactions - net                    5,879,492      5,558,399
OTHER ASSETS AND DEFERRED CHARGES                                   246,273        236,397
                                                                -----------    -----------
                                                                $ 6,163,112    $ 5,847,549
                                                                ===========    ===========
LIABILITIES:
 Accounts payable and accrued expenses                          $   292,807    $   282,910
 Senior debt                                                      4,847,273      4,573,354
 Deferred income taxes                                              222,335        209,299
                                                                -----------    -----------
                                                                  5,362,415      5,065,563
                                                                -----------    -----------
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 25,000 shares issued and outstanding                      25             25
 Additional capital                                                 677,948        677,947
 Retained income                                                    125,598        108,740
 Cumulative translation adjustments                                  (2,874)        (4,726)
                                                                -----------    -----------
                                                                    800,697        781,986
                                                                -----------    -----------
                                                                $ 6,163,112    $ 5,847,549
                                                                ===========    ===========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)



                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               1995       1994
                                                             --------   --------
Interest and income earned from financing transactions       $174,757   $ 73,962
Interest expense                                               84,524     33,862
Depreciation                                                   12,743      1,958
                                                             --------   --------
Interest margins earned                                        77,490     38,142
Provision for possible credit losses                            6,400      3,250
                                                             --------   --------
Net interest margins earned                                    71,090     34,892
Gains on sale of assets                                         2,980          3
                                                             --------   --------
                                                               74,070     34,895
Selling, administrative and other operating expenses           36,575     16,241
                                                             --------   --------
Income before income taxes                                     37,495     18,654
Income taxes                                                   15,127      7,058
                                                             --------   --------
NET INCOME                                                   $ 22,368   $ 11,596
                                                             ========   ========


See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                ----------------------
OPERATING ACTIVITIES:                                                              1995         1994
                                                                                ---------    ---------

 Net income                                                                     $  22,368    $  11,596
 Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Provision for possible credit losses                                             6,400        3,250
   Depreciation and amortization                                                   16,307        2,605
   Gains on sale of assets                                                         (2,980)          (3)
   Deferred income taxes                                                           13,036       10,022
 Change in assets and liabilities, net of effects from
  subsidiaries purchased                                                           (9,312)     (32,497)
                                                                                ---------    ---------
     Net cash provided (used) by operating activities                              45,819       (5,027)
                                                                                ---------    ---------

INVESTING ACTIVITIES:

 Proceeds from sale of assets                                                      11,518           29
 Principal collections on financing transactions                                  247,085      151,658
 Expenditures for financing transactions                                         (410,339)    (225,505)
 Net change in short-term financing transactions                                  (67,452)     (29,196)
 Purchase of Ambassador                                                                       (246,285)
 Acquisition of portfolios                                                       (127,045)
 Other                                                                                425          213
                                                                                ---------    ---------
     Net cash used by investing activities                                       (345,808)    (349,086)
                                                                                ---------    ---------

FINANCING ACTIVITIES:

 Net borrowings under commercial paper                                            139,870       24,298
 Long-term borrowings                                                             375,000      450,000
 Repayment of long-term borrowings                                               (240,951)     (42,995)
 Net repayment of advances from Parent                                             (3,354)     (74,427)
 Dividends                                                                         (5,511)      (4,162)
 Net change in due to factored clients                                             19,529        7,547
                                                                                ---------    ---------
     Net cash provided by financing activities                                    284,583      360,261
                                                                                ---------    ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (15,406)       6,148
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     52,753        2,859
                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  37,347    $   9,007
                                                                                =========    =========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

NOTE A   BASIS OF PREPARATION

         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassadors") acquired on February 14, 1995 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, Greyhound Financial Corporation changed its name to FINOVA Capital Corporation, a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group") (formerly known as GFC Financial Corporation), both changes effective February 1, 1995.

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B   SIGNIFICANT ACCOUNTING POLICIES

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These standards do not apply to leasing transactions or to large groups of smaller balance homogeneous loans, such as the Company's European Consumer Finance Second Mortgage portfolio. Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value. The total carrying amount of impaired loans was $98.7 million at March 31, 1995, $17 million of which were performing and $81.7 million of which were nonaccruing. Income is recognized in the same manner as it is on normal accruing loans. For the three months ended March 31, 1995, $0.2 million of income was recognized on these loans. Cash collected on nonaccruing impaired loans is applied to the carrying amount of the loans.

         Under SFAS 114, in-substance foreclosed assets are accounted for as loans. Accordingly, $12.6 million of performing and $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to loans. The Company has elected to account for troubled debt restructuring as defined under SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", under SFAS 114.

         Accounts are either written-down or written-off when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Impaired loans were written-down by $5.1 million during the period ended March 31, 1995. Reserve levels (including $13 million of accrued liabilities applicable to securitizations) and total non-earnings were not impacted by the adoption of SFAS 114 and approximated 2% and 2.8%, respectively of ending funds employed and securitizations. Impairment reserves of $19.8 million were required for $56.1 million of impaired loans, with no impairment reserve being required for the remaining $42.6 million of impaired loans. The total reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral.

NOTE C   PORTFOLIO QUALITY

         The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                 MARCH 31, 1995
                             (Dollars in Thousands)

                                                 Revenue Accruing                            Nonaccruing
                                      ---------------------------------------  --------------------------------------
                                                                     Repos-
                                                                     sessed                     Repos-       Leases        Total
                                        Original       Impaired      Assets      Impaired       sessed         &          Carrying
                                          Rate            (1)         (2)           (1)         Assets       Other         Amount
                                      ---------------------------------------  --------------------------------------  -------------
Corporate Finance                     $     786,979  $      4,391  $           $     18,323  $        335  $           $     810,028
Commercial Real Estate Finance              672,043         2,244      42,908         6,628        20,968         990        745,781
Transportation Finance (3)                  725,200                                                                          725,200
Resort Finance                              664,683         5,987       2,426         2,582        30,571                    706,249
Communications Finance                      584,052                     2,557        20,135         5,863                    612,607
Medical Finance                             470,718                                      87                     1,412        472,217
Manufacturer and Dealer Services (4)        342,565                                     992                    18,209        361,766
Commercial Equipment Finance                305,052                                   3,032                     6,522        314,606
Franchise Finance                           294,873         4,374                     8,932                     3,178        311,357
Rediscount Finance                          233,242                                                                          233,242
Commercial Finance                          188,840                                  12,233                                  201,073
Factoring Services                          185,320                                     747                                  186,067
Government Finance                           99,158                                                                22         99,180
European Financial Group                     87,690                                   4,960                     3,690         96,340
Inventory Finance                            66,136                                     625                                   66,761
Other                                        44,530                                   2,457                                   46,987
                                      -------------  ------------  ----------  ------------  ------------  ----------  -------------
TOTAL (4)                             $   5,751,081  $     16,996  $   47,891  $     81,733  $     57,737  $   34,023  $   5,989,461
                                      =============  ============  ==========  ============  ============  ==========  =============

     --------------------

(1) Total recorded carrying amount of impaired loans was $98.7 million at March 31, 1995. Of the total impaired loans, $17 million were performing and $81.7 million were nonaccruing. For the period ended March 31, 1995, $0.2 million of income was recognized on these loans. Under SFAS 114, in-substance foreclosed assets should be accounted for as loans. Accordingly, $12.6 million of performing and $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to loans.

(2) The Company earned income totaling $0.7 million on repossessed assets during 1995, including $0.6 million in Commercial Real Estate Finance, $0.05 million in Communications Finance and $0.04 million in Resort Finance.

(3) Transportation Finance includes $80.1 million of new aircraft finance business booked through the London office.

(4)    Excludes $210.4 million of assets securitized which the Company manages.

                              --------------------

RESERVE AND ACCRUED LIABILITIES FOR POSSIBLE CREDIT LOSSES:

         The reserve and accrued liabilities for possible credit losses of $123 million at March 31, 1995 represents 2.0% of the aggregate carrying amount of the investment in financing transactions and securitized assets ("managed assets") before deducting such reserve. Accrued liabilities of $13 million represent an allowance for estimated losses under certain recourse provisions on $210 million of assets securitized. Changes in the reserve for possible credit losses were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                      1995               1994
                                                     ---------        ---------
                                                       (Dollars in Thousands)
Balance, beginning of period                         $ 109,245        $  64,280
Provision for possible credit losses                     6,400            3,250
Write-offs                                              (8,885)          (5,106)
Recoveries                                                 426              213
Other                                                    2,783           10,420
                                                     ---------        ---------
Balance, end of period                               $ 109,969        $  73,057
                                                     =========        =========

         The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

         The specific impairment reserve of $19.8 million at March 31, 1995 applies to $56.1 million of the $98.7 million of impaired loans. The general reserve in the reserve for possible credit losses represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS.

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1995
                    TO THE THREE MONTHS ENDED MARCH 31, 1994

         The following discussion relates to FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassadors") acquired on February 14, 1995 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, Greyhound Financial Corporation changed its name to FINOVA Capital Corporation, a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group") (formerly known as GFC Financial Corporation), both changes effective February 1, 1995.

RESULTS OF OPERATIONS

         Net income increased to $22.4 million during the first quarter of 1995 from $11.6 million for the first quarter of 1994, an increase of 93%.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between interest and income earned from financing transactions and interest expense and depreciation, increased to $77.5 million for 1995 from $38.1 million for 1994. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was first quarter new business, which totaled $478 million for 1995 compared to $255 million for 1994 (an increase of 87%). Portfolio growth was also helped by the acquisition of $117 million of consumer rediscount assets from Transamerican Financial Corporation during the first quarter of 1995. Factoring volume also increased in 1995 to $381 million for the first quarter, almost double the 1994 volume.

         Interest margins earned, measured as a percent of average earning assets, were 5.7% for the first quarter of 1995. A substantial portion of the growth in funds employed during the quarter occurred in March. As a result, the interest margin for the first quarter of 1995 includes only a fraction of the interest margin expected to be earned on the assets added during the quarter. While strong, interest margins for the quarter were expected to decline slightly from the 6% level reported for the full year 1994. In addition to the timing of new business, the expected margin decline resulted, in part, from the cost of interest rate hedging activities during the first quarter of 1995. The Company helped protect its margins on floating-rate transactions by hedging an additional $750 million of floating-rate debt to lock in the spread between the Company's lending and borrowing rates. With these agreements, the Company has protected its margins on $1.5 billion of floating-rate transactions (or approximately 50% of its floating-rate liabilities) during the respective hedge terms. Growth in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses ("operating expenses") in the 1995 period.

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $3.2 million during 1995 compared to 1994. The greater loss provisions were consistent with the requirements of a larger portfolio and the loss experience of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the risk profiles associated with those businesses. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 70.9% of nonaccruing assets and at 2.0% of funds employed and securitizations.

         The higher operating expenses are primarily attributable to the additions of TriCon and Ambassador, as well as to expenses incurred in connection with the higher volume of new business added during the quarter. The running rate of these expenses, measured as a percent of interest margins earned, was 47.2% (for the combined entities) in 1995, an increase over 42.6% in 1994. It should be noted that the ratio relative to operating expenses was also impacted by the fact that a full quarter's revenues were not reflected for the volume of business added during the period because much of the new business was added toward the end of the quarter.

         GAINS ON SALE OF ASSETS. Gains on sale of assets were $3.0 million higher during the period ended March 31, 1995 compared to March 31, 1994 due to the amount and type of assets sold.

         INCOME TAXES. Income taxes for 1995 increased to $15.1 million from $7.1 million in 1994. Income taxes were higher in the first quarter of 1995 due to an increase in income before income taxes and to a higher tax rate in effect during the first quarter of 1995 (40.3% in 1995 vs. 37.8% in 1994).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Funds employed increased by $322 million to $6.0 billion at March 31, 1995 from $5.7 billion at December 31, 1994. This increase is attributable to new business generated ($478 million) and the portfolio acquisition of approximately $117 million of rediscount loans.

         The reserve and accrued liabilities for possible credit losses at March 31, 1995 remained relatively constant when compared to December 31, 1994. The increase in the reserve and accrued liabilities consisted of increases due to loss provisions of $6.4 million which were applicable to portfolio growth and $2.4 million of reserves acquired with the rediscount portfolio, offset by decreases due to write-offs of $8.9 million.

         Nonaccruing contracts and repossessed assets increased to $173.5 million at March 31, 1995 from $168.8 million at December 31, 1994. When measured as a percent of funds employed and securitizations, nonearning assets declined to 2.8% at March 31, 1995 from 2.9% at December 31, 1994.

         The Company had total debt of approximately $4.8 billion or 6.05 times its equity base of $801 million at March 31, 1995. The Company also had deferred income taxes of $222.3 million, generally used to reduce debt and, therefore, help finance lending activities.

         Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During the first three months of 1995, FINOVA issued $375 million in new senior debt, which together with general corporate funds and net commercial paper borrowings were used to finance new business, redeem or retire $241 million of debt and acquire the rediscount portfolio.

         RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

         Following the Spin-Off in 1992, the Company focused its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the Spin-Off that were not associated with the Company's charter domestic commercial finance activities. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make selected acquisitions to complement the Company's charter operations. This strategy has resulted in (i) the managed liquidation and sale of the GEFG and Latin American loan portfolios, (ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary by The FINOVA Group, (v) the acquisition of Ambassador and (vi) the acquisition of TriCon. More recently, on February 27, 1995, FINOVA acquired substantially all of the rediscount portfolio of the Lender Finance Division of Transamerica Business Credit Corporation, a wholly owned subsidiary of Transamerica Corporation. The rediscount portfolio is comprised of secured revolving credit facilities to independent consumer finance companies. The principal amount of the loans purchased amounted to approximately $117 million. The European Consumer Finance Second Mortgage portfolio was sold in April 1995 to Beneficial Bank PLC. The sales price includes approximately $14 million cash at closing plus contingent payments of $8 million predicated on cash collections, the total of which ($22 million) approximates the Company's book value in those assets. These activities and the Company's performance were implicitly recognized in the Company's recent increases in credit ratings of its senior debt by Standard & Poor's Rating Group to BBB+ from BBB and by Moody's Investors Service to Baa1 from Baa2.

         NEW ACCOUNTING STANDARDS

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For the impact and disclosures of these new standards, see Notes B and C to Interim Condensed Consolidated Financial Information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   The following exhibits are filed herewith:

                     Exhibit No.       Document
                     -----------       --------
                         12            Computation of Ratio of Income to Combined Fixed
                                        Charges and Preferred Stock Dividends (interim period).

                         27            Financial Data Schedule.

       (b)   Reports on Form 8-K:

                   A Report on Form 8-K dated April 19, 1995 was filed by
             Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the three months ended March 31, 1995 (unaudited).

                           FINOVA CAPITAL CORPORATION



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           FINOVA CAPITAL CORPORATION

                                  (Registrant)

Dated:  May 15, 1995       By:       /s/   Bruno A. Marszowski
                              --------------------------------------------------
                                 Bruno A. Marszowski, Senior Vice President, Chief Financial
                                 Officer and Controller
                                 Principal Accounting Officer/Authorized Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                            MARCH 31, 1995 FORM 10-Q

   No.                                                Title
- --------         -------------------------------------------------------------------
  (12)           Computation of Income to Combined Fixed Charges and Preferred Stock
                   Dividends
  (27)           Financial Data Schedule