Form 10-Q
period 1995-06-30
FINOVA CAPITAL CORP
filed 1995-08-08
CIK 43960

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

(Mark One)
 /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                 June 30, 1995
--------------------------------------------------------------------------------
                                       OR

 / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to


Commission file number                                            1-7543
--------------------------------------------------------------------------------

                           FINOVA CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         94-1278569
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1850 North Central Ave., P. O. Box 2209, Phoenix, AZ             85002-2209
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code               602/207-6900
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X     NO
                                   ---       ---

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 1995, 25,000 shares of Common Stock ($1.00 par value) were outstanding and were held by an affiliate.

                           FINOVA CAPITAL CORPORATION


                               TABLE OF CONTENTS



                                                                                           Page No.
                                                                                           --------
PART I     FINANCIAL INFORMATION.

      Item 1.  Financial Statements.
           Condensed Consolidated Financial Information:

           Condensed Consolidated Balance Sheet - June 30, 1995 and
               December 31, 1994                                                              1

           Condensed Consolidated Income Statement - Quarter and Six Months
               Ended June 30, 1995 and 1994                                                   2

           Condensed Consolidated Statement of Cash Flows - Six Month Ended
               June 30, 1995 and 1994                                                         3

           Notes to Interim Condensed Consolidated Financial Information                    4 - 7


      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                      7 - 10


PART II    OTHER INFORMATION.

      Item 4.  Submission of Matters to Vote of Security Holders                              10

      Item 6.  Exhibits and Reports on Form 8-K                                               10


      SIGNATURES                                                                              11

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                              June 30,      December
ASSETS:                                                                         1995           31,
                                                                                              1994
                                                                             ----------    ----------

CASH AND CASH EQUIVALENTS                                                    $   25,007    $   52,753

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned income of
  $291,409 and $249,550, respectively                                         4,412,794     4,034,648
 Direct financing leases                                                        841,130       774,834
 Operating leases                                                               410,562       412,782
 Leveraged leases                                                               304,945       287,518
 Factored receivables                                                           189,963       157,862
                                                                             ----------    ----------
                                                                              6,159,394     5,667,644
 Less reserve for possible credit losses                                       (115,431)     (109,245)
                                                                             -----------   ----------
   Investment in financing transactions - net                                 6,043,963     5,558,399
 OTHER ASSETS AND DEFERRED CHARGES                                              288,477       236,397
                                                                             ----------    ----------
                                                                             $6,357,447    $5,847,549
                                                                             ==========    ==========
LIABILITIES:
 Accounts payable and accrued expenses                                       $  283,795    $  282,910
 Senior debt                                                                  5,044,834     4,573,354
 Deferred income taxes                                                          210,937       209,299
                                                                             ----------    ----------
                                                                              5,539,566     5,065,563
                                                                             ----------    ----------
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares
  authorized, 25,000 shares issued and outstanding                                   25            25
 Additional capital                                                             677,960       677,947
 Retained income                                                                143,701       108,740
 Cumulative translation adjustments                                              (3,805)       (4,726)
                                                                             ----------    ----------
                                                                                817,881       781,986
                                                                             ----------    ----------
                                                                             $6,357,447    $5,847,549
                                                                             ==========    ==========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)


                                                Quarter Ended                  Six Months Ended
                                                   June 30,                        June 30,
                                           ------------------------        -----------------------
                                             1995            1994            1995           1994
                                           --------        --------        --------       --------
Interest and income earned from
 financing transactions                    $184,693        $121,891        $359,450       $195,852
Interest and income expense                  90,197          53,648         174,721         87,510
Depreciation                                 13,168           8,324          25,911         10,281
                                           --------        --------        --------       --------
Interest margins earned                      81,328          59,919         158,818         98,061
Provision for possible losses                11,600           4,888          18,000          8,138
                                           --------        --------        --------       --------
Net interest margins earned                  69,728          55,031         140,818         89,923
Gains on sale of assets                       4,073           4,500           7,053          4,503
                                           --------        --------        --------       --------
                                             73,801          59,531         147,871         94,426
Selling, administrative and other
 operating expenses                          36,420          28,964          72,995         45,205
                                           --------        --------        --------       --------
INCOME BEFORE INCOME TAXES                   37,381          30,567          74,876         49,221
Income taxes                                 13,752          13,050          28,879         20,108
                                           --------        --------        --------       --------
NET INCOME                                 $ 23,629        $ 17,517        $ 45,997       $ 29,113
                                           ========        ========        ========       ========





See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                    Six Months Ended June 30,
                                                                                   --------------------------
OPERATING ACTIVITIES:                                                                 1995             1994
                                                                                   ---------        ---------
 Net income                                                                        $  45,997        $  29,113
 Adjustments to reconcile net income to net cash provided (used)
  by operating activities:
   Provision for possible credit losses                                               18,000            8,138
   Depreciation and amortization                                                      33,332           13,455
   Gains on securitizations and sale of assets                                        (7,053)          (4,503)
   Deferred income taxes                                                               1,638           12,549
 Change in assets and liabilities, net of effects from subsidiaries
   purchased                                                                         (29,132)         (67,074)
                                                                                   ---------        ---------
     Net cash provided (used) by operating activities                                 62,782           (8,322)
                                                                                   ---------        ---------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                         20,574          118,607
 Principal collections on financing transactions                                     576,738          426,449
 Expenditures for financing transactions                                            (869,130)        (611,146)
 Net change in short-term financing transactions                                    (135,486)         (87,512)
 Purchase of Ambassador Factors                                                                      (246,285)
 Acquisition of portfolios                                                          (127,045)
 Investment in TriCon                                                                                (344,212)
 Other                                                                                 1,290              672
                                                                                   ---------        ---------
     Net cash used by investing activities                                          (533,059)        (743,427)
                                                                                   ---------        ---------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                                               219,072          456,184
 Long-term borrowings                                                                650,000          827,550
 Repayment of long-term borrowings                                                  (397,592)        (743,443)
 Net repayment of advances from Parent                                               (19,855)         228,980
 Dividends                                                                           (11,037)          (9,212)
 Other                                                                                 1,943           15,277
                                                                                   ---------        ---------
     Net cash provided by financing activities                                       442,531          775,336
                                                                                   ---------        ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (27,746)          23,587
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        52,753            2,859
                                                                                   ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  25,007        $  26,446
                                                                                   =========        =========


See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994


NOTE A       BASIS OF PREPARATION

         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, Greyhound Financial Corporation changed its name to FINOVA Capital Corporation, a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group") (formerly known as GFC Financial Corporation), both name changes effective February 1, 1995.

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of June 30, 1995, the results of operations for the quarter and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

NOTE B       SIGNIFICANT ACCOUNTING POLICIES

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These standards do not apply to leasing transactions or to large groups of smaller balance homogeneous loans, such as the Company's former European Consumer Finance Second Mortgage portfolio. Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value. The total carrying amount of impaired loans was $81.4 million at June 30, 1995, $10.3 million of which were performing and $71.1 million of which were nonaccruing. Income is recognized in the same manner as it is on normal accruing loans. For the six months ended June 30, 1995, $0.4 million of income was recognized on the accruing impaired loans. Cash collected on nonaccruing impaired loans is applied to the carrying amount of the loans.

         Under SFAS 114, in-substance foreclosed assets are accounted for as loans. Accordingly, effective January 1, 1995, $12.6 million of performing and $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to loans. The Company has elected to account for troubled debt restructurings, as defined under SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" under SFAS 114.

         Accounts are either written-down or written-off when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Impaired loans were written-down by $7.7 million during the period ended June 30, 1995. Reserve levels (including $12 million of accrued liabilities applicable to securitizations) and total non-earnings were not impacted by the adoption of SFAS 114 on January 1, 1995 and approximated 2.0% and 2.6%, respectively of ending funds employed and securitizations at June 30, 1995. Impairment reserves of $17.6 million were required for $43.9 million of impaired loans, with no impairment reserve being required for the remaining $37.5 million of impaired loans. The total reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral.

NOTE C       PORTFOLIO QUALITY

         The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                                 JUNE 30, 1995
                             (Dollars in Thousands)

                                                Revenue Accruing                         Nonaccruing
                                        --------------------------------        ------------------------------
                                                                  Repos-
                                                                  sessed                   Repos-       Leases        Total
                                          Original   Impaired     Assets        Impaired   sessed         &          Carrying
                                            Rate       (1)         (2)            (1)      Assets       Other         Amount
                                        --------------------------------        ------------------------------     ----------
Corporate Finance                       $  869,907   $ 4,383     $              $11,118    $   335     $           $  885,743
Commercial Real Estate Finance             646,002     2,268      42,993          6,628     20,958         990        719,839
Transportation Finance (3)                 775,776                                                                    775,776
Resort Finance                             708,012                10,842          6,346     24,523                    749,723
Communications Finance                     557,024                 2,557         18,135      5,863                    583,579
Medical Finance                            451,571                                                       1,266        452,837
Manufacturer and Dealer Services (4)       374,571       107                                            22,714        397,392
Commercial Equipment Finance               316,648                                1,978                  6,313        324,939
Franchise Finance                          297,676     3,544                      7,029                  2,824        311,073
Rediscount Finance                         252,353                                                                    252,353
Commercial Finance                         196,946                               11,592                               208,538
Factoring Services                         189,244                                  719                               189,963
Government Finance                         105,201                                                          10        105,211
Inventory Finance                           89,552                                  336                                89,888
European Finance                            66,799                                6,994                  7,367         81,160
Other                                       31,147                                  233                                31,380
                                        ----------   -------     -------        -------    -------     -------     ----------
TOTAL (4)                               $5,928,429   $10,302     $56,392        $71,108    $51,679     $41,484     $6,159,394
                                        ==========   =======     =======        =======    =======     =======     ==========

--------------------
(1) Total recorded carrying amount of impaired loans was $81.4 million at June 30, 1995. Of the total impaired loans, $10.3 million were performing and $71.1 million were nonaccruing. For the period ended June 30, 1995, $0.4 million of income was recognized on these loans. Under SFAS 114, in-substance foreclosed assets should be accounted for as loans. Accordingly, effective January 1, 1995, $12.6 million of performing and $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to loans.
(2) The Company earned income totaling $1.8 million on repossessed assets during 1995, including $1.5 million in Commercial Real Estate Finance, $0.1 million in Communications Finance and $0.2 million in Resort Finance.
(3) Transportation Finance includes $83 million of new aircraft financing business booked through the London office.
(4) Excludes $168 million of assets securitized which the Company manages.

                            ----------------------

RESERVE AND ACCRUED LIABILITIES FOR POSSIBLE CREDIT LOSSES:
        The reserve and accrued liabilities for possible credit losses of $127.7 million at June 30, 1995 represents 2.02% of the aggregate carrying amount of the investment in financing transactions and securitized assets ("managed assets") before deducting such reserve. Accrued liabilities of $12.3 million represent an allowance for estimated losses under certain recourse provisions on $168.1 million of assets securitized. Changes in the reserve for possible credit losses were as follows:

                                                          Six Months Ended
                                                              June 30,
                                                    ----------------------------
                                                       1995              1994
                                                    ----------        ----------
                                                       (Dollars in Thousands)
 Balance, beginning of period                         $109,245          $ 64,280
 Provision for possible credit losses                   18,000             8,138
 Write-offs                                            (15,867)          (12,021)
 Recoveries                                              1,289               668
 Other                                                   2,764            54,404
                                                      --------          --------
 Balance, end of period                               $115,431          $115,469
                                                      ========          ========

        The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

        The specific impairment reserve of $17.6 million at June 30, 1995 applies to $43.9 million of the $81.4 million of impaired loans. The remaining $97.8 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1995
                     TO THE SIX MONTHS ENDED JUNE 30, 1994

        The following discussion relates to FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, Greyhound Financial Corporation changed its name to FINOVA Capital Corporation, a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group") (formerly known as GFC Financial Corporation), both name changes effective February 1, 1995.

RESULTS OF OPERATIONS
        Net income increased to $46.0 million during the six months of 1995 from $29.1 million in the comparable period of 1994, an increase of 58% in net income.

        INTEREST MARGINS EARNED. Interest margins earned, which is interest and income earned from financing transactions less interest expense and depreciation, increased to $158.8 million for 1995 from

$98.1 million for 1994. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was new business, which totaled $1,005 million for 1995 compared to $699 million for 1994 (an increase of 44%). Portfolio growth was also helped by the acquisition of $117 million of consumer rediscount assets from Transamerica Financial Corporation during the first quarter of 1995. Factoring volume also increased in 1995 to $810 million for the first six months, almost double the 1994 volume.

        Interest margins earned, measured as a percent of average earning assets, were 5.8% for the first six months of 1995 compared to 5.9% for the 1994 period. This reduction in interest margins was expected in 1995 due to the cost of the hedges that the Company entered into to lock in the spread between its lending and borrowing rates on approximately 50% of its floating-rate debt ($1.5 billion) and to the diminishing ratio of the higher yielding businesses relative to the total portfolio. Growth in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses in the 1995 period.

        NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $9.9 million during 1995 compared to 1994. The greater loss provisions were consistent with the requirements of a larger portfolio and the loss experience of the businesses acquired. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 77.8% of nonaccruing assets and at 2.02% of funds employed and securitizations.

        Selling, administrative and other operating expenses were higher in the 1995 period by $27.8 million but remained constant as a percent of interest margins earned at 46.%. The higher operating expenses are primarily attributable to the additions of TriCon and Ambassador, as well as to higher marketing expenses incurred in connection with the higher volume of new business added during the year, partially offset by lower problem account costs.

        GAINS ON SALE OF ASSETS. Gains on sale of assets were $2.6 million higher during the period ended June 30, 1995 compared to June 30, 1994 due to the amount and type of assets sold. The 1994 period included a $4.0 million gain from the securitization of assets.

        INCOME TAXES. Income taxes for 1995 increased to $28.9 million from $20.1 million in 1994. Income taxes were higher in 1995 due to an increase in income before income taxes, which more than offset a lower effective income tax rate resulting from state income tax adjustments. Excluding the state income tax adjustments, the incremental income tax rate for the Company is approximately 40%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
        Funds employed increased by $0.5 billion to $6.2 billion at June 30, 1995 from $5.7 billion at December 31, 1994. This increase is attributable to new business generated ($1 billion) and the acquisition of approximately $117 million of rediscount loans, less principal collections of $597 million.

        The reserve and accrued liabilities for possible credit losses at June 30, 1995 increased by $5.5 million when compared to December 31, 1994. The increase in the reserve and accrued liabilities consisted of increases due to loss provisions of $18 million which were applicable to portfolio growth and $2.4 million of reserves acquired with the rediscount portfolio, offset by write-offs of $15.9 million.

        Nonaccruing contracts and repossessed assets decreased to $164.3 million at June 30, 1995 from $168.8 million at December 31, 1994. When measured as a percent of funds employed and securitizations, nonearning assets declined to 2.6% at June 30, 1995 from 2.9% at December 31, 1994.

        The Company had total debt of approximately $5.0 billion or 6.17 times its equity base of $818 million at June 30, 1995. The Company also had deferred income taxes of $211 million, generally used to reduce debt and, therefore, help finance lending activities.

        Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During the first six months of 1995, FINOVA issued $650 million in new senior debt, which together with general corporate funds and net commercial paper borrowings were used to finance new business, redeem or retire $398 million of debt and acquire the rediscount portfolio.

        RECENT DEVELOPMENTS AND BUSINESS OUTLOOK
        Following the Spin-Off in 1992, the Company focused its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the Spin-Off that were not associated with the Company's charter domestic commercial finance activities. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make selected acquisitions to complement the Company's charter operations. This strategy has resulted in (i) the managed liquidation and sale of the GEFG and Latin American loan portfolios, (ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the acquisition of Ambassador and (v) the acquisition of TriCon. More recently, on February 27, 1995, FINOVA acquired substantially all of the rediscount portfolio of the Lender Finance Division of Transamerica Business Credit Corporation, a wholly owned subsidiary of Transamerica Corporation. The rediscount portfolio is comprised of secured revolving credit facilities to independent consumer finance companies. The principal amount of the loans purchased amounted to approximately $117 million. The European Consumer Finance Second Mortgage portfolio was sold in April 1995 to Beneficial Bank PLC. The sales price included approximately $14 million cash at closing plus contingent payments of $8 million predicated on cash collections, the total of which ($22 million) approximated the Company's book value of those assets. These activities and the Company's performance were implicitly recognized in FINOVA's recent increases in credit ratings of its senior debt by Standard & Poor's Rating Group to BBB+ from BBB and Moody's Investors Service to Baa1 from Baa2.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        OMITTED.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   The following exhibits are filed herewith:

            Exhibit No.       Document
            -----------       --------
                 12           Computation of Ratio of Income to Combined Fixed
                               Charges and Preferred Stock Dividends (interim period).

                 27           Financial Data Schedule.

      (b)   Reports on Form 8-K:

            A Report on Form 8-K dated June 5, 1995 was filed by Registrant which reported under Item 7 the Underwriting and Pricing Agreement, each dated June 5, 1995, between the Registrant and Morgan Stanley & Co., Inc., the Officers' Certificate, dated June 9, 1995, without exhibits, pursuant to Section 2.02 of the Indenture and The Chase Manhattan Bank, N.A., establishing the terms of the Registrant's 6.45% Notes due June 1, 2000 and a Specimen certificate evidencing the Notes.

            A Report on Form 8-K dated July 19, 1995 was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the second quarter ended June 30, 1995 (unaudited).

                           FINOVA CAPITAL CORPORATION



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           FINOVA CAPITAL CORPORATION

                                  (Registrant)





Dated: August 4, 1995   By: /s/ Bruno A. Marszowski
                            -----------------------------------------------
                            Bruno A. Marszowski, Senior Vice President -
                            Chief Financial Officer and Controller
                            Principal Accounting Officer/Authorized Officer

                           FINOVA CAPITAL CORPORATION
                         COMMISSION FILE NUMBER 1-7543
                                 EXHIBIT INDEX
                            JUNE 30, 1995 FORM 10-Q



 No.                                     Title
----         -------------------------------------------------------------
(12)         Computation of Income to Combined Fixed Charges and Preferred
             Stock Dividends

(27)         Financial Data Schedule
