Form 10-Q
period 1995-09-30
FINOVA CAPITAL CORP
filed 1995-11-06
CIK 43960

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549

                                   FORM 10-Q

(Mark One)
 /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                                September 30, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of November 1, 1995, 25,000 shares of Common Stock ($1.00 par value) were outstanding and were held by an affiliate.

                           FINOVA CAPITAL CORPORATION


                               TABLE OF CONTENTS



                                                                               Page No.
                                                                               --------
PART I      FINANCIAL INFORMATION.

      Item 1.     Financial Statements.
            Condensed Consolidated Financial Information:

            Condensed Consolidated Balance Sheet - September 30, 1995 and
                  December 31, 1994                                                1

            Condensed Consolidated Income Statement - Quarter and Nine Months
                  Ended September 30, 1995 and 1994                                2

            Condensed Consolidated Statement of Cash Flows - Nine Month Ended
                  September 30, 1995 and 1994                                      3

            Notes to Interim Condensed Consolidated Financial Information        4 - 7


      Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                      7 - 10


PART II     OTHER INFORMATION.

      Item 4.     Submission of Matters to Vote of Security Holders                10

      Item 6.     Exhibits and Reports on Form 8-K                              11 - 12


      SIGNATURES                                                                   13

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                        September 30,           December 31,
ASSETS:                                                                      1995                    1994
                                                                       ----------------        ----------------
CASH AND CASH EQUIVALENTS                                              $         20,425        $        52,753

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned income of
   $316,834 and $249,550, respectively                                        4,784,209              4,034,648
 Direct financing leases                                                        864,461                774,834
 Operating leases                                                               431,297                412,782
 Leveraged leases                                                               323,760                287,518
 Factored receivables                                                           205,493                157,862
                                                                       ----------------        ---------------
                                                                              6,609,220              5,667,644
Less reserve for possible credit losses                                        (119,602)              (109,245)
                                                                       ----------------        --------------
    Investment in financing transactions - net                                6,489,618              5,558,399
OTHER ASSETS AND DEFERRED CHARGES                                               308,638                236,397
                                                                       ----------------        ---------------
                                                                       $      6,818,681        $     5,847,549
                                                                       ================        ===============
LIABILITIES:
 Accounts payable and accrued expenses                                 $        361,126        $       282,910
 Senior debt                                                                  5,403,323              4,573,354
 Deferred income taxes                                                          217,817                209,299
                                                                       ----------------        ---------------
                                                                              5,982,266              5,065,563
                                                                       ----------------        ---------------
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 25,000 shares issued and outstanding                                  25                     25
 Additional capital                                                             677,948                677,947
 Retained income                                                                162,810                108,740
 Cumulative translation adjustments                                              (4,368)                (4,726)
                                                                       ----------------        ---------------
                                                                                836,415                781,986
                                                                       ----------------        ---------------
                                                                       $      6,818,681        $     5,847,549
                                                                       ================        ===============

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)

                                            Quarter Ended                           Nine Months Ended
                                            September 30,                             September 30,
                                 ------------------------------------        --------------------------------
                                      1995                  1994                 1995                1994
                                 -------------         --------------        ------------        ------------
 Interest and income
  earned from financing
  transactions                   $     171,004         $      129,674        $    489,335        $    306,797
 Operating lease income                 21,283                 17,975              62,402              36,704
                                 -------------         --------------        ------------        ------------
 Total interest and income
   earned                              192,287                147,649             551,737             343,501
 Interest expense                       93,136                 65,881             267,857             153,391
 Depreciation                           12,980                 11,345              38,891              21,626
                                 -------------         --------------        ------------        ------------
 Interest margins earned                86,171                 70,423             244,989             168,484
 Provision for possible
  credit losses                         10,800                  2,215              28,800              10,353
                                 -------------         --------------        ------------        ------------
 Net interest margins
  earned                                75,371                 68,208             216,189             158,131
 Gains on sale of assets                 4,646                  1,169              11,699               5,672
                                 -------------         --------------        ------------        ------------
                                        80,017                 69,377             227,888             163,803
 Selling, administrative and
  other operating expenses              39,583                 32,591             112,578              77,796
                                 -------------         --------------        ------------        ------------
 INCOME BEFORE
  INCOME TAXES                          40,434                 36,786             115,310              86,007

 Income taxes                           15,284                 14,730              44,163              34,838
                                 -------------         --------------        ------------        ------------
 NET INCOME                      $      25,150         $       22,056        $     71,147        $     51,169
                                 =============         ==============        ============        ============


See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    ---------------------------------
                                                                                        1995                 1994
                                                                                    ------------        -------------
 OPERATING ACTIVITIES:
  Net income                                                                        $     71,147        $      51,169
  Adjustments to reconcile net income to net cash provided (used)
   by operating activities:
    Provision for possible credit losses                                                  28,800               10,353
    Depreciation and amortization                                                         50,740               27,911
    Gains on securitizations and sale of assets                                          (11,699)              (5,672)
    Deferred income taxes                                                                  8,518               13,376
  Change in assets and liabilities, net of effects from subsidiaries
    purchased                                                                             21,281             (107,836)
                                                                                    ------------        -------------
       Net cash provided (used) by operating activities                                  168,787              (10,699)
                                                                                    ------------        -------------
 INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                            48,191               22,840
  Proceeds from assets securitized                                                                            115,507
  Principal collections on financing transactions                                        770,426              639,340
  Expenditures for financing transactions                                             (1,379,847)            (973,086)
  Net change in short-term financing transactions                                       (311,248)            (147,841)
  Purchase of Ambassador Factors                                                                             (246,285)
  Purchase of TriCon                                                                                         (344,212)
  Purchase of portfolios                                                                (127,045)
  Other                                                                                    1,675                 1,109
                                                                                    ------------        -------------
      Net cash used by investing activities                                             (997,848)            (932,628)
                                                                                    ------------        -------------
 FINANCING ACTIVITIES:
  Net borrowings under commercial paper                                                  494,292            1,036,915
  Long-term borrowings                                                                   825,000              827,550
  Repayment of long-term borrowings                                                     (489,323)          (1,125,609)
  Net advances and contributions from Parent                                             (22,309)             233,923
  Dividends                                                                              (17,078)             (14,342)
  Other                                                                                    6,151               16,760
                                                                                    ------------        -------------
      Net cash provided by financing activities                                          796,733              975,197
                                                                                    ------------        -------------

 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (32,328)              31,870
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           52,753                2,859
                                                                                    ------------        -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $     20,425        $      34,729
                                                                                    ============        =============

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


NOTE A  BASIS OF PREPARATION
        The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA Capital in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, Greyhound Financial Corporation changed its name to FINOVA Capital Corporation, a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group") (formerly known as GFC Financial Corporation), both name changes effective February 1, 1995.

        The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position as of September 30, 1995, the results of operations for the quarter and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.


NOTE B  SIGNIFICANT ACCOUNTING POLICIES
        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These standards do not apply to leasing transactions or to large groups of smaller balance homogeneous loans. Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value. The total carrying amount of impaired loans was $98.4 million at September 30, 1995, $18.1 million of which were performing and $80.3 million of which were nonaccruing. Income is recognized in the same manner as it is on normal accruing loans. For the nine months ended September 30, 1995, $1.6 million of income was recognized on the accruing impaired loans. Cash collected on nonaccruing impaired loans is applied to the carrying amount of the loans.

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

        Accounts are either written-down or written-off when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Impaired loans were written-down by $11.2 million during the nine months ended September 30, 1995. Reserve levels (including $12 million of accrued liabilities applicable to securitizations) were not impacted by the adoption of SFAS 114 on January 1, 1995 and approximated 2.0% of managed assets and 77.8% of non-earnings at September 30, 1995. Impairment reserves of $17.3 million were required for $50.8 million of impaired loans, with no impairment reserve being required for the remaining $47.6 million of impaired loans. The total reserve for possible credit losses represents management's estimate of the amount necessary to cover potential losses in the portfolio considering delinquencies, loss experience and collateral.


NOTE C  PORTFOLIO QUALITY
        The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                               SEPTEMBER 30, 1995
                             (Dollars in Thousands)

                                                Revenue Accruing                                Nonaccruing
                                       ------------------------------------        ---------------------------------
                                                                    Repos-
                                                                    sessed                       Repos-      Leases      Total
                                           Original     Impaired    Assets          Impaired     sessed         &       Carrying
                                             Rate          (1)        (2)              (1)       Assets       Other      Amount
                                       ------------------------------------        ---------------------------------  ------------
Corporate Finance                      $     898,535   $  15,905  $                $  11,605   $     335   $          $    926,380
Transportation Finance (3)                   814,244                                                                       814,244
Resort Finance                               755,752                 11,667            6,346      23,518                   797,283
Commercial Real Estate Finance               645,288       2,156     43,596           13,106      19,578         988       724,712
Communications Finance                       593,522                  2,557           18,135       5,863                   620,077
Medical Finance                              514,909                                     105                   1,225       516,239
Manufacturer and Dealer Services (4)         407,518                                     104                  23,151       430,773
Commercial Equipment Finance                 316,149                                   3,132                   5,177       324,458
Franchise Finance                            305,011                                   7,581                   2,359       314,951
Rediscount Finance                           303,660                                                                       303,660
Commercial Finance                           209,254                                  12,839                               222,093
Factoring Services                           204,846                                     647                               205,493
Inventory Finance                            196,118                                     414                               196,532
Government Finance                           105,676                                                              17       105,693
European Finance                              63,916                                   6,075                   6,660        76,651
Other                                         29,761                                     220                                29,981
                                       -------------   ---------  ---------        ---------   ---------   ---------  ------------
TOTAL (4)                              $   6,364,159   $  18,061  $  57,820        $  80,309   $  49,294   $  39,577  $  6,609,220
                                       =============   =========  =========        =========   =========   =========  ============
--------------------


(1) Total recorded carrying amount of impaired loans was $98.4 million at September 30, 1995. Of the total impaired loans, $18.1 million were performing and $80.3 million were nonaccruing. For the period ended September 30, 1995, $1.6 million of income was recognized on these loans. Under SFAS 114, in-substance foreclosed assets should be accounted for as loans. Accordingly, effective January 1, 1995, $12.6 million of performing and $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to loans.

(2) The Company earned income totaling $2.7 million on repossessed assets during 1995, including $2.3 million in Commercial Real Estate Finance, $0.3 million in Resort Finance and $0.1 million in Communications Finance.

(3) Transportation Finance includes $106 million of new aircraft financing business booked through the London office.

(4)   Excludes $133 million of assets securitized which the Company manages.

                              --------------------

RESERVE AND ACCRUED LIABILITIES FOR POSSIBLE CREDIT LOSSES:

        The reserve and accrued liabilities for possible credit losses of $131.6 million at September 30, 1995 represents 2.0% of managed assets (investment in financing transactions and securitized assets) before deducting such reserve. Accrued liabilities of $12 million represent a reserve for estimated losses under certain recourse provisions on $133.1 million of the securitized assets. Changes in the reserve for possible credit losses were as follows:

                                                    Nine Months Ended
                                                      September 30,
                                              --------------------------
                                                 1995              1994
                                              ---------        ---------
                                                 (Dollars in Thousands)
Balance, beginning of period                  $ 109,245        $  64,280
Provision for possible credit losses             28,800           10,353
Write-offs                                      (22,868)         (19,009)
Recoveries                                        1,675            1,109
Other                                             2,750           58,498
                                              ---------        ---------
Balance, end of period                        $ 119,602        $ 115,231
                                              =========        =========

        The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

        The specific impairment reserve of $17.3 million at September 30, 1995 applies to $50.8 million of the $98.4 million of impaired loans. The remaining $102.3 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

        The following discussion relates to FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA Capital in 1994. Recognizing the substantial increase in the Company's size and scope of operations and its use of several names in its operations, Greyhound Financial Corporation changed its name to FINOVA Capital Corporation, a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group") (formerly known as GFC Financial Corporation), both name changes effective February 1, 1995.

RESULTS OF OPERATIONS

        Net income for the nine months of 1995 was $71.1 million compared to $51.2 million for the nine months of 1994, a 39% increase in net income.

        INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and (b) interest expense and depreciation, increased to $245 million for 1995 from $168.5 million for 1994. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was new business, which totaled $1.7 billion for 1995 compared to $1.1 billion for 1994 (an increase of 51%). Portfolio growth was also helped by the acquisition of $117 million of consumer rediscount assets during the first quarter of 1995. Factoring and floor planning volume also increased to $1.3 billion for the first nine months of 1995, more than double the 1994 volume.

        Interest margins earned, measured as a percent of average earning assets, were 5.8% for the first nine months of 1995 compared to 6.0% for the 1994 period. This reduction in interest margins was expected in 1995 due to the cost of the hedges that the Company entered into to lock in the spread between its lending and borrowing rates on $1.5 billion of its floating-rate debt and to the diminishing ratio of the higher yielding businesses relative to the total portfolio. Growth in the amount of interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses in the 1995 period.

        NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $18.4 million during 1995 compared to 1994. The greater loss provisions were consistent with the requirements of a larger and growing portfolio. Management believes that reserve coverage (reserve and accrued liabilities/nonaccruing assets) remains adequate at 77.8% of nonaccruing assets and at 2.0% of funds employed and securitizations.

        Selling, administrative and other operating expenses were higher by $34.8 million in the 1995 period but, when measured as a percent of interest margins earned, declined to 46.0% from 46.2% in 1994. The higher operating expenses are primarily attributable to the additions of TriCon and Ambassador, as well as to higher incentive accruals related to improved results and the higher volume of new business added during the year.

        GAINS ON SALE OF ASSETS. Gains on sale of assets in 1995 were $6.0 million higher than in 1994 due to the amount and type of assets sold (1994 included a $4 million gain from the securitization of assets).

        INCOME TAXES. Income taxes for 1995 increased to $44.2 million from $34.8 million in 1994. Income taxes were higher in 1995 due to an increase in income before income taxes, which more than offset a lower effective income tax rate resulting from state income tax adjustments and certain tax credits. Excluding the tax adjustments and credits, the incremental income tax rate for the Company is approximately 40%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
        The portfolio (funds employed) grew by $0.9 billion to $6.6 billion at September 30, 1995 from $5.7 billion at December 31, 1994. This increase is attributable primarily to the addition of $1.8 billion of new assets, partially offset by approximately $0.9 billion of portfolio run-off.

        The reserve and accrued liabilities for possible credit losses at September 30, 1995 increased by $9.3 million when compared to December 31, 1994. The increase in the reserve and accrued liabilities consisted of increases due to loss provisions of $28.8 million which were applicable to portfolio growth and $2.4 million of reserves acquired with the rediscount portfolio, offset by write-offs of $22.9 million.

        Nonaccruing contracts and repossessed assets increased to $169.2 million at September 30, 1995 from $168.8 million at December 31, 1994. When measured as a percent of funds employed and securitizations, nonearning assets declined to 2.5% at September 30, 1995 from 2.9% at December 31, 1994.

        The Company had total debt of approximately $5.4 billion or 6.46 times its equity base of $836.4 million at September 30, 1995. The Company also had deferred income taxes of $217.8 million, generally used to reduce debt and, therefore, help finance lending activities. In addition, the Company is contemplating the securitization of certain assets as a funding source.

        Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During the first nine months of 1995, FINOVA Capital issued $825 million in new senior debt, which together with general corporate funds and net commercial paper borrowings were used to finance asset additions and redeem or retire $489 million of debt.

        On October 25, 1995, FINOVA Capital filed a shelf registration statement with the Securities and Exchange Commission to offer, from time to time, up to $1.5 billion aggregate principal amount of its senior debt securities on terms to be determined at time of sale. The shelf registration statement serves as a source of funds for future portfolio growth or to repay maturing debt.

        RECENT DEVELOPMENTS AND BUSINESS OUTLOOK
        Following the Company's spin-off from The Dial Corp in 1992 (the "Spin-Off"), the Company focused its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those businesses included in the Spin-Off that were not associated with the Company's charter domestic commercial finance activities. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make selected acquisitions to complement the Company's charter operations. This strategy has resulted in (i) the managed liquidation and sale of the London and Latin American loan portfolios, (ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the sale of the discontinued mortgage insurance subsidiary, (v) the acquisition of Ambassador and (vi) the acquisition of TriCon. More recently, on February 27, 1995, FINOVA Capital acquired substantially all of the rediscount portfolio of the Lender Finance Division of Transamerica Business Credit Corporation, a wholly owned subsidiary of Transamerica Corporation. The rediscount portfolio is comprised of secured revolving credit facilities to independent consumer finance companies. The principal amount of the loans purchased amounted to approximately $117 million. These activities and the Company's performance were implicitly recognized in FINOVA Capital's recent increases in credit ratings of its senior debt by Standard & Poor's Rating Group to BBB+ from BBB and Moody's Investors Service to Baa1 from Baa2.

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

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective for years beginning after December 15, 1995. The Company will adopt SFAS No. 121 effective January 1, 1996. This standard applies to property, plant and equipment, identifiable intangibles and goodwill and requires impairment to be considered whenever evidence suggests a lack of recoverability. SFAS No. 121 requires that an impairment loss be recognized when the aggregate of estimated future cash flows (less estimated future cash out flows) to be generated by an asset is less than the carrying amount of the asset. The impairment loss that would be recorded would be the difference between the carrying amount of the asset and its market value (if an active market exists) or the expected future net cash flows discounted at a rate commensurate with the risk involved. The Company believes that adoption of this Standard will not materially affect its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   The following exhibits are filed herewith:

             Exhibit No.        Document
             -----------        --------
                10.A            Second Amendment, dated as of May 11, 1995, to
                                Sixth Amendment and Restatement of Credit
                                Agreement (the "Sixth Amendment") among FINOVA
                                Capital and the lender and agent parties thereto
                                (incorporated by reference from The FINOVA Group
                                Inc. ("FINOVA Group") Quarterly Report on Form
                                10-Q for the period ended September 30, 1995
                                (the "FINOVA Group, 10-Q") Exhibit 10.A).

                10.B Third Amendment dated as of November 1, 1995 to the Sixth Amendment (incorporated by reference from the FINOVA Group 10-Q, Exhibit 10.B).

                10.C Second Amendment dated as of May 11, 1995 to the Credit Agreement (Short-Term Facility) among FINOVA Capital and the lender and agent parties reference in 10.A above (incorporated by reference from the FINOVA Group 10-Q, Exhibit 10.C).

                10.D Third Amendment dated as of November 1, 1995 to Credit Agreement noted in 10.C above (incorporated by reference from the FINOVA Group 10-Q, Exhibit 10.D).

                 12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

                 27             Financial Data Schedule.

      (b)   Reports on Form 8-K:

            A Report on Form 8-K, dated September 19, 1995, was filed by the Registrant which reported under Item 7 the Underwriting and Pricing Agreements between Registrant and Goldman Sachs & Co., the Officer's Certificate, without exhibits, pursuant to Section 2.02 of The Chase Manhattan Bank, N.A. (the "Chase Indenture") establishing the terms of the 6.625% Notes due September 1, 2001 and a Specimen Certificate evidencing the Notes.

            A Report on Form 8-K, dated October 5, 1995, was filed by Registrant, which reported under Item 7 the Underwriting and Pricing Agreements between the Company and Lehman Brothers, Inc., the Officers' Certificate, without exhibits, pursuant to Section 2.02 of the Indenture dated as of September 1, 1992 between the Company and the Chase Indenture establishing the terms of the Registrant's 6-3/8% Notes due October 15, 2002 and a Specimen Certificate evidencing the Notes.

            A Report on Form 8-K, dated October 18, 1995, was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the third quarter ended September 30, 1995 (unaudited).

            A Report on Form 8-K, dated October 25, 1995, was filed by Registrant, which reported under Item 7, the Indenture referenced in
            Exhibit 4.A above and the Distribution Agreement, dated as of October 25, 1995 among FINOVA Capital and various agents with respect to FINOVA Capital's Medium-Term Notes, Series C.

                           FINOVA CAPITAL CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FINOVA CAPITAL CORPORATION

                                  (Registrant)

Dated:  November 1, 1995   By:   /s/   Bruno A. Marszowski
                              -----------------------------
                              Bruno A. Marszowski, Senior Vice President - Chief Financial Officer and Controller
                              Principal Accounting Officer/Authorized Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 1995 FORM 10-Q

Exhibit No.                                   Document
-----------      ---------------------------------------------------------------
    10.A         Second Amendment, dated as of May 11, 1995, to Sixth Amendment and Restatement of Credit Agreement (the "Sixth Amendment") among FINOVA Capital and the lender and agent parties thereto
                 (incorporated by reference from The FINOVA Group Inc. ("FINOVA
                 Group") Quarterly Report on Form 10-Q for the period ended
                 September 30, 1995 (the "FINOVA Group 10-Q") Exhibit 10.A)).

    10.B Third Amendment dated as of November 1, 1995 to the Sixth Amendment (incorporated by reference from the FINOVA Group 10-Q
                 Exhibit 10.B).

    10.C Second Amendment dated as of May 11, 1995 to the Credit Agreement (Short-Term Facility) among FINOVA Capital and the lender and agent parties reference in 10.A above (incorporated by reference from the FINOVA Group 10-Q Exhibit 10.C).

    10.D Third Amendment dated as of November 1, 1995 to Credit Agreement noted in 10.C above (incorporated by reference from the FINOVA Group 10-Q Exhibit 10.D).

     12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

     27          Financial Data Schedule.