Form 10-K405
period 1995-12-31
FINOVA CAPITAL CORP
filed 1996-03-20
CIK 43960

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

                              --------------------
For the Fiscal Year Ended December 31, 1995        Commission File Number 1-7543


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

                              --------------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
       Title of Each Class                   on Which Registered
       -------------------                   -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. / /

As of March 13, 1996, 25,000 shares of Common Stock ($0.01 par value) were outstanding and held by an affiliate.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                 Part Where
Document                                                       Incorporated
     NONE
================================================================================

                                TABLE OF CONTENTS
                                  Name of Item

 Item #
-----------------                                                                     ----------
                                     Part I
 Item 1      Business:
                 Introduction                                                              1
                 General                                                                   1
                    Lines of Business                                                      2
                    Portfolio Composition                                                  3
                    Investment in Financing Transactions                                   3
                    Cost and Utilization of Borrowed Funds                                11
                    Credit Ratings                                                        13
                    Residual Realization Experience                                       13
                    Business Development and Competition                                  14
                    Credit Quality                                                        14
                    Risk Management                                                       14
                    Portfolio Management                                                  16
                    Delinquencies and Workouts                                            16
                    Governmental Regulation                                               16
                 Employees                                                                17
 Item 2      Properties                                                                   17
 Item 3      Legal Proceedings                                                            17
 Item 4      Submission of Matters to a Vote of Security Holders                          17

                                Part II

 Item 5      Market Price of and Dividends on the Registrant's Common
                      Equity & Related Stockholder Matters                                17
 Item 6      Selected Financial Data                                                      18
 Item 7      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                 18

 Item 8      Financial Statements & Supplementary Data                                    18
 Item 9      Changes in and Disagreements with Accountants
                      on Accounting & Financial Disclosure                                18

                               Part III

 Item 10     Directors & Executive Officers of the Registrant                             18
 Item 11     Executive Compensation                                                       18
 Item 12     Security Ownership of Certain Beneficial Owners & Management                 18
 Item 13     Certain Relationships & Related Transactions                                 18

                                Part IV

 Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K             19

                                     PART I

ITEM 1.    BUSINESS.

INTRODUCTION

         The following discussion relates to FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively "FINOVA" or the "Company"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA in 1994.

         FINOVA is a wholly owned subsidiary of the FINOVA Group Inc. ("FINOVA Group"). FINOVA Group is the successor to the former financial services businesses of The Dial Corp ("Dial"). On March 18, 1992, Dial consummated the spin-off (the "Spin-Off") of FINOVA Group by distributing one share of FINOVA Group's common stock (the "shares") for every two shares of Dial common stock held by each stockholder. Prior to the Spin-Off, Dial contributed to the Company its 100% interest in FINOVA Capital Limited ("FCL") (formerly known as Greyhound European Financial Group), Dial's European commercial and consumer finance businesses not previously managed by the Company, and Greyhound BID Holding Corp. ("Greyhound BID") and contributed all of the common stock of the Company to FINOVA Group.

         The historical consolidated financial statements of FINOVA have been retroactively restated to include the accounts and results of operations of FCL and Greyhound BID for all periods presented as if a pooling of interests of companies under common control occurred. All intercompany accounts and transactions have been eliminated from the consolidated financial statements.

GENERAL

         FINOVA is a financial services company primarily engaged in providing collateralized financing and leasing products to commercial enterprises in focused market niches, principally in the United States.

         FINOVA was incorporated in 1965 in Delaware and is the successor to a California corporation that commenced operations in 1954. FINOVA has conducted business continuously since that time. Foreign financial services are provided primarily in the United Kingdom, where FCL has provided such services since 1964. Domestic and foreign financial operations prior to the Spin-Off had been conducted independently of each other for many years. Following the Spin-Off, they have been conducted as a consolidated enterprise; however, subsequent to the Spin-Off, FINOVA announced its intention to phase out the London based financing operations of FCL. In early 1996, this phase out was substantially completed.

         FINOVA extends revolving credit facilities, term loans and equipment and real estate financing to "middle-market" businesses with financing needs falling generally between $500,000 to $35 million. FINOVA also offers sales financing programs to manufacturers, distributors, vendors and franchisors which facilitate sales of their products to customers. FINOVA currently operates primarily in 14 specific industry or market niches in which its expertise in evaluating the creditworthiness of prospective customers and its ability to provide value-added services enables it to differentiate itself from its competitors and to command product pricing which provides a satisfactory spread over the Company's borrowing costs.

         The Company seeks to maintain a high quality portfolio and to minimize nonearning assets and write-offs by using clearly defined underwriting criteria, stringent portfolio management techniques and by diversifying its lending activities geographically and among a range of industries, customers and loan products. Because of the diversity of the Company's portfolio, the Company believes it is better able to manage competitive changes in its markets and to withstand the impact of deteriorating economic conditions on a regional or national basis, although there can be no assurance that competitive changes, borrowers' performance or economic conditions will not result in an adverse impact on the Company's results of operations or financial condition.

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

LINES OF BUSINESS

FINOVA's activities currently include the following principal lines of business:

           * Commercial Equipment Finance offers equipment leases, loans and "turnkey" financing to the supermarket, manufacturing, packaging and general aviation industries. Typical transaction sizes are $500,000 to $15 million.

           * Commercial Finance offers collateral-oriented revolving credit facilities and term loans for manufacturers, distributors, wholesalers and service companies. Typical transaction sizes range from $500,000 to $3 million.

           * Commercial Real Estate Finance provides cash-flow-based financing primarily for acquisitions and refinancings to experienced real estate developers and owner/occupants of income-producing properties in the United States. FINOVA concentrates on secured financing opportunities, generally between $5 million and $25 million, involving senior mortgage term loans on owner-occupied commercial real estate. FINOVA's portfolio of real estate leveraged leases is also managed as part of the commercial real estate portfolio.

           * Communications Finance specializes in radio and television financing. Other markets include cable television, print and outdoor media services in the United States. FINOVA extends secured loans to communications businesses requiring funds for recapitalizations, refinancings or acquisitions. Loan sizes generally are from $1 million to $40 million.

           * Corporate Finance provides financing, generally in the range of $2 million to $40 million, focusing on middle market businesses nationally, including distribution, wholesale, specialty retail, manufacturing and services industries. The group's lending is primarily in the form of revolving credit facilities and term loans secured by the assets of the borrower, with significant emphasis on the borrower's cash flow as the source of repayment of the secured loan.

           * Factoring Services provides full service factoring and accounts receivable management services for entrepreneurial and larger firms, operating primarily in the textile and apparel industries. The annual factored volume of these companies is generally between $5 million and $25 million.

           * Franchise Finance offers equipment, real estate and acquisition financing programs for operators of established franchise concepts. The equipment leased to the ultimate end-user is typically purchased by FINOVA from the equipment manufacturer, vendor or dealer selected by the end-user. Transaction sizes generally range from $500,000 to $15 million.

           * Government Finance provides primarily tax-exempt financing to state and local governments and non-profit corporations. Typical transaction sizes range from $100,000 to $5 million.

           * Inventory Finance provides inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers. Transaction sizes generally range from $500,000 to $30 million.

           * Manufacturer and Dealer Services provides point-of-sale financing programs and support services for regional and national manufacturers, distributors and vendors of equipment classified as "small ticket" in transaction size (generally transactions with an equipment cost of less than $100,000). The equipment which FINOVA leases to the ultimate end-user is typically sold to FINOVA by the vendor participating in the financing program.

           * Medical Finance offers a full range of equipment and real estate financing and asset management services for the U.S. health care industry, targeting middle market health care providers in the United States. Transaction sizes typically range from $500,000 to $25 million.

           * Rediscount Finance offers $1 million to $35 million revolving credit lines to regional consumer finance companies, which in turn extend credit to consumers. FINOVA's customers provide credit to consumers to finance home improvements, automobile purchases, insurance premiums and a variety of other financial needs.

           * Resort Finance focuses on successful, experienced resort developers, primarily of timeshare resorts, second home resort communities, golf resorts and resort hotels. Extending funds through a variety of lending options, Resort Finance provides loans and lines of credit ranging from $5 million to $30 million for construction, acquisitions, receivables financing and purchases and other uses. Through FINOVA Portfolio Services, Inc., Resort Finance offers expanded convenience and service to its customers. Professional receivables collections and cash management give developers the ability of having loan-related administrative functions performed for them by FINOVA.

           * Transportation Finance/Capital Services structures secured financings for specialized areas of the transportation industry, principally involving domestic and foreign used aircraft, some new aircraft, as well as domestic short-line railroads including new and used rail equipment. Typical transactions range from $5 million to $30 million and involve financing up to 80% of the fair market value of used equipment and as equity participants in leveraged lease transactions. Traditionally focused on the domestic marketplace, FINOVA Transportation Finance has been active in international aircraft lending and leasing since 1992 through an office in London, England. Through its Capital Services activity, FINOVA also provides leveraged lease financing on transportation equipment.

PORTFOLIO COMPOSITION

         The total assets under the management of the Company consist of the Company's net investment in financing contracts plus certain assets that are owned by others but managed by the Company and are not reported on the Company's balance sheet ("securitized assets").

         The Company's investment in financing transactions is primarily settled in U.S. dollars, except for approximately $36 million, $87 million and $100 million at December 31, 1995, 1994 and 1993, respectively, which is primarily due in British pounds. The exchange rate of British pounds to dollars at December 31, 1995, 1994 and 1993 was 1.55:1, 1.57:1 and 1.48:1, respectively.

INVESTMENT IN FINANCING TRANSACTIONS

         The following tables detail FINOVA's investment in financing transactions (before reserve for possible credit losses) at December 31, 1995, 1994, 1993, 1992 and 1991. Under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), in-substance foreclosed assets are accounted for as loans, rather than repossessed assets. The Company adopted SFAS 114, effective January 1, 1995, resulting in the reclassification of nonaccruing in-substance foreclosed assets to nonaccruing loans. The tables for years prior to 1995 have been restated to reflect this change in classification; accordingly, in-substance foreclosed assets of $25.3 million, $31.7 million, $13.2 million and $0 have been reclassified from repossessed assets to loans at December 31, 1994, 1993, 1992 and 1991, respectively.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY TYPES OF FINANCING
                             (Dollars in Thousands)

                                                                       December 31,
                                            ----------------------------------------------------------------------------
                                               1995           %           1994         %         1993          %
                                            ----------------------------------------------------------------------------
Loans, conditional sale and other
financing contracts:
  Commercial                                  $  3,439,687      50.4   $   2,797,160     49.4   $ 1,397,863      49.1
  Real estate                                    1,534,177      22.5       1,237,488     21.8       945,892      33.2
Direct financing leases                            828,713      12.1         774,834     13.6        71,812       2.5
Operating leases                                   460,798       6.8         412,782      7.3       147,222       5.2
Leveraged leases                                   366,196       5.4         287,518      5.1       283,782      10.0
Factored receivables                               189,486       2.8         157,862      2.8
                                              ------------   -------   -------------  -------   -----------   -------
Total investment in financing transactions       6,819,057     100.0       5,667,644    100.0   $ 2,846,571     100.0
                                                             =======                  =======   ===========   =======

Securitized assets                                 303,304                   253,386
                                              ------------             -------------
Total managed assets                          $  7,122,361             $   5,921,030
                                              ============             =============


                                                                     December 31,
                                            ----------------------------------------------------------
                                               1992             %             1991            %
                                            ----------------------------------------------------------
Loans, conditional sales and other
financing contracts:
  Commercial                                 $  1,085,502         43.7   $      967,693         42.4
  Real estate                                     891,190         35.8          772,285         33.9
Direct financing leases                           138,871          5.6          201,327          8.8
Operating leases                                  100,911          4.1           75,204          3.3
Leveraged leases                                  269,370         10.8          265,363         11.6
Factored receivables
                                             ------------   ----------   --------------   ----------
Total investment in financing transactions   $  2,485,844        100.0   $    2,281,872        100.0
                                             ============   ==========   ==============   ==========

Securitized assets

Total managed assets


                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1995
                             (Dollars in Thousands)

                                              Revenue Accruing                  Nonaccruing
                                    --------------------------------  -------------------------------
                                                            Repos-                 Repos-                Total
                                       Original  Impaired   sessed                 sessed   Lease &     Carrying
                                         Rate        (1)    Assets    Impaired     Assets    Other       Amount       %
                                                             (2)
                                    --------------------------------  -------------------------------  ------------------
Resort Finance                        $  943,661  $ 2,849  $12,064      $ 2,583   $26,559   $          $  987,716    14.5
Transportation Finance (3)               929,043                                                          929,043    13.6
Commercial Real Estate Finance           703,018    3,898   42,304       15,264    18,231       988       783,703    11.5
Communications Finance                   662,191    2,502    2,217       16,817     4,863                 688,590    10.1
Corporate Finance (4)                    631,295    5,274                19,592       335                 656,496     9.6
Manufacturer & Dealer Services (4)       443,474                            108              24,637       468,219     6.9
Medical Finance                          454,262                             81               1,231       455,574     6.7
Commercial Equipment Finance             345,039                             69               6,079       351,187     5.2
Rediscount Finance                       345,264                                                          345,264     5.1
Franchise Finance                        327,356    1,462                 6,408               1,850       337,076     4.9
Commercial Finance                       200,365                         12,685                           213,050     3.1
Inventory Finance                        202,879                            430                           203,309     3.0
Factoring Services                       188,892                            594                           189,486     2.8
Government Finance                       121,956                                                 47       122,003     1.8
Other                                     78,645    1,275                 2,360               6,061        88,341     1.2
                                      ----------  -------  -------      -------   -------   -------    ----------   -----
TOTAL (4)                             $6,577,340  $17,260  $56,585      $76,991   $49,988   $40,893    $6,819,057   100.0
                                      ==========  =======  =======      =======   =======   =======    ==========   =====

--------------------
NOTES:

(1)      Consists of troubled debt restructurings.

(2) The Company earned income totaling $4.2 million on repossessed assets during 1995, including $3.2 million in Commercial Real Estate Finance, $0.6 million in Resort Finance and $0.4 million in Communications Finance.

(3) Transportation Finance includes $144 million of aircraft financing business booked through the London office.

(4) Excludes $303 million of assets securitized which the Company manages, including $200 million in Corporate Finance and $103 million in Manufacturer and Dealer Services.

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1994
                             (Dollars in Thousands)

                                    Revenue Accruing                    Nonaccruing
                            --------------------------------   -----------------------------
                                                     Repos-
                                                     sessed      Delin-     Repos-    Leases    Total
                             Original   Rewritten    Assets       quent     sessed       &     Carrying
                               Rate     Contracts     (1)         Loans     Assets    Other     Amount        %
                            -------------------------------    -----------------------------   ------------------
Resort Finance              $  634,735   $ 4,506   $  7,314      $ 2,582   $30,393   $         $  679,530    12.0
Transportation Finance (2)     706,242    14,620                                                  720,862    12.7
Commercial Real Estate         672,522     7,237     40,510        7,622    21,519                749,410    13.2
Finance
Communications Finance         551,218     6,288      7,282       17,377     5,863       671      588,699    10.4
Corporate Finance              746,671    21,275                   6,952     2,674                777,572    13.8
Manufacturer and Dealer
 Services (3) (4)              301,251       113                                      19,715      321,079     5.7
Medical Finance                470,717                                                 1,719      472,436     8.3
Commercial Equipment           293,609       769                                       7,589      301,967     5.3
Finance
Rediscount Finance              99,353                                                             99,353     1.8
Franchise Finance              281,890     7,632                  12,242                          301,764     5.3
Commercial Finance             181,741                            12,003                          193,744     3.4
Inventory Finance               58,595                               642                           59,237     1.0
Factoring Services             157,090                               772                          157,862     2.8
Government Finance              93,491                               144                           93,635     1.7
FINOVA Capital Limited (5)      93,700     1,561                   4,265         2     4,800      104,328     1.8
Other                           36,951                             8,918                 297       46,166     0.8
                            ----------   -------   --------      -------   -------   -------   ----------   -----
TOTAL (4)                   $5,379,776   $64,001   $ 55,106      $73,519   $60,451   $34,791   $5,667,644   100.0
                            ==========   =======   ========      =======   =======   =======   ==========   =====


--------------------
NOTES:

(1) The Company earned income totaling $3.3 million on repossessed assets during 1994, including $2.0 million in Commercial Real Estate Finance, $0.8 million in Communications Finance and $0.5 million in Resort Finance.

(2) Transportation Finance included $66.9 million of aircraft finance business booked through the London office. (3) Manufacturer and Dealer Services accounts were generally considered nonaccruing after being 120 days delinquent.

(4) Excluded $253.4 million of assets securitized which the Company managed.

(5) The FINOVA Capital Limited balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, FINOVA Capital Limited included $39.2 million of Consumer Finance assets, of which $4.8 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1993
                             (Dollars in Thousands)

                                                           Revenue Accruing
                                           -------------------------------------------------
                                                                                  Repos-
                                                                                  sessed
                                                Original         Rewritten        Assets
                                                  Rate           Contracts         (4)
                                           -------------------------------------------------
Resort Finance                               $       530,617   $        4,869   $   12,163
Transportation Finance (1) (2)                       604,416
Commercial Real Estate Finance (1)                   500,598            1,574       27,844
Communications Finance                               487,890            7,989        8,949
Corporate Finance (1)                                397,779           27,921
Rediscount Finance                                    19,439
FINOVA Capital Limited (3)                           107,486            4,430
                                             ---------------   --------------   ----------
                                             $     2,648,225   $       46,783   $   48,956
                                             ===============   ==============   ==========


                                                        Nonaccruing
                                    ---------------------------------------------------

                                          Delin-           Repos-           Leases                    Total
                                          quent            sessed             &                      Carrying
                                          Loans            Assets           Other                     Amount             %
                                    ---------------------------------------------------        ----------------------------------
Resort Finance                        $       11,597   $         7,404   $        440            $        567,090          19.9
Transportation Finance (1) (2)                   841                                                      605,257          21.2
Commercial Real Estate Finance (1)             5,759            20,838                                    556,613          19.6
Communications Finance                        21,730            11,564                                    538,122          18.9
Corporate Finance (1)                          4,243             5,462            386                     435,791          15.3
Rediscount Finance                                                                                         19,439           0.7
FINOVA Capital Limited (3)                     2,720                23          9,600                     124,259           4.4
                                      --------------   ---------------   ------------            ----------------   -----------
                                      $       46,890   $        45,291   $     10,426            $      2,846,571         100.0
                                      ==============   ===============   ============            ================   ===========

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

(2) Transportation Finance included $31.9 million of aircraft finance business booked through the London office.

(3) The FINOVA Capital Limited balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, FINOVA Capital Limited included $45.3 million of Consumer Finance assets, of which $9.6 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.

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

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS
                                DECEMBER 31, 1992
                             (Dollars in Thousands)

                                                              Revenue Accruing
                                            ----------------------------------------------------
                                                                                    Repos-
                                                 Original         Rewritten         sessed
                                                   Rate           Contracts         Assets
                                                                                      (3)
                                            ----------------------------------------------------
Resort Finance                                $      488,224   $         1,356   $
Transportation Finance                               328,962
Commercial Real Estate Finance                       463,571            12,482          21,509
Communications Finance                               382,914            32,548
Corporate Finance (1)                                477,327            16,081
FINOVA Capital Limited (2)                           154,609             5,839
                                              --------------   ---------------   -------------
                                              $    2,295,607   $        68,306   $      21,509
                                              ==============   ===============   =============

                                                  Nonaccruing
                                 ----------------------------------------------
                                      Delin-          Repos-        Leases
                                       quent          sessed           &                     Carrying
                                       Loans          Assets         Other                    Amount             %

                                 ----------------------------------------------        ---------------------------------
Resort Finance                     $       6,524   $      7,365   $       635            $         504,104        20.3
Transportation Finance                                                                             328,962        13.2
Commercial Real Estate Finance             6,302         15,052                                    518,916        20.9
Communications Finance                     8,744         13,182                                    437,388        17.6
Corporate Finance (1)                     14,436          5,111           611                      513,566        20.7
FINOVA Capital Limited (2)                 6,000             60        16,400                      182,908         7.3
                                   -------------   ------------   -----------            -----------------      ------
                                   $      42,006   $     40,770   $    17,646            $       2,485,844       100.0
                                   =============   ============   ===========            =================      ======

--------------------
NOTES:

(1) Included $5.1 million of public sector Latin American loans that were written-down to estimated market value. During 1992, FINOVA successfully liquidated 72% of the face value of public sector Latin American loans at favorable market prices, which were approximately $3.1 million in excess of the carrying amount.

(2) The FINOVA Capital Limited balance included transactions in Europe and other countries (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. FINOVA Capital Limited included $57.8 million of Consumer Finance assets, of which $16.4 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.

(3) The Company earned income of $1.9 million on repossessed accruing assets in Commercial Real Estate Finance during 1992.

                              ---------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINES OF BUSINESS
                                DECEMBER 31, 1991
                             (Dollars in Thousands)

                                                  Revenue Accruing
                                      -----------------------------------------
                                             Original           Rewritten

                                              Terms             Contracts
                                      -----------------------------------------
Resort Finance                          $          430,113   $          1,511
Transportation Finance                             223,803
Commercial Real Estate                             431,097             15,734
Finance
Communications Finance                             321,918             12,340
Corporate Finance                                  429,053             14,594
FINOVA Capital Limited (1)                         263,995              5,095
Latin America (2)                                   21,323
                                        ------------------   ----------------
                                        $        2,121,302   $         49,274
                                        ==================   ================


                                                   Nonaccruing                                      Total
                             --------------------------------------------------------
                                  Delinquent         Repossessed          Leases                   Carrying
                                                                            &
                                    Loans               Assets            Other                     Amount              %
                             --------------------------------------------------------       -------------------------------------
Resort Finance                 $                  $            7,317   $      1,056           $          439,997           19.3
Transportation Finance                                                                                   223,803            9.8
Commercial Real Estate                   10,504               20,002                                     477,337           20.9
Finance
Communications Finance                   16,636                                                          350,894           15.4
Corporate Finance                         7,386                               3,694                      454,727           19.9
FINOVA Capital Limited (1)               11,975                  826         31,900                      313,791           13.8
Latin America (2)                                                                                         21,323            0.9
                               ----------------   ------------------   ------------           ------------------   ------------
                               $         46,501   $           28,145   $     36,650           $        2,281,872          100.0
                               ================   ==================   ============           ==================   ============

--------------------
NOTES:

(1) The FINOVA Capital Limited balance included transactions in Europe and other continents (including the U.S.) originated from the Company's London office, including Transportation Finance transactions prior to July 1, 1993. Also, FINOVA Capital Limited included $94.3 million of Consumer Finance assets of which $31.9 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.

(2) Included $15.5 million of Latin American loans written-down to market value.

                              --------------------

         The Company's geographic portfolio diversification at December 31, 1995 was as follows:

              State                                       Total                   Percent
-----------------------------------               ---------------------       ---------------
California                                          $         961,301                 14.1%
Texas                                                         597,285                  8.8%
Florida                                                       501,169                  7.4%
New York                                                      398,784                  5.8%
Pennsylvania                                                  297,039                  4.4%
New Jersey                                                    241,404                  3.5%
Michigan                                                      236,177                  3.5%
Arizona                                                       233,193                  3.4%
Illinois                                                      229,773                  3.4%
Nevada                                                        206,671                  3.0%
Virginia                                                      183,102                  2.7%
Other (1)                                                   2,733,159                 40.0%
                                                    -----------------           -----------
                                                    $       6,819,057                100.0%
                                                    =================           ==========

--------------------
NOTE:

(1) Other includes all other states which, on an individual basis, represent less than 2% of the total and international, which represents approximately 4% of the total.

                              --------------------

         The following is an analysis of the reserve for possible credit losses for the years ended December 31:

                                                    1995              1994             1993            1992             1991
                                             --------------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)
Balance, beginning of year                     $       122,233   $       64,280   $       69,291   $      87,600   $       77,098
Provision for possible credit
 losses (1)                                             47,300           16,670            5,706           6,740           77,687
Write-offs (1)                                        (35,533)         (35,127)         (12,575)        (23,661)         (68,346)
Recoveries                                               2,216            1,898              717             749              663
Other (including addition of TriCon
  and Ambassador reserves in 1994)                       4,117           74,512            1,141         (2,137)              498
                                               ---------------   --------------   --------------   -------------   --------------
Balance, end of year                           $       140,333   $      122,233   $       64,280   $      69,291   $       87,600
                                               ===============   ==============   ==============   =============   ==============

--------------------
NOTE:

(1) In 1991, the Company recorded a special provision for possible credit losses of $65 million and recorded a $47.8 million write-down of Latin American assets and recorded write-offs of $15 million in the foreign operations (FCL) portfolio.

                              --------------------

         The reserve for possible credit losses includes $16 million and $13 million at December 31, 1995 and 1994, respectively, of reserves applicable to securitizations previously classified as accrued liabilities.

         Included in the above is a specific impairment reserve of $15.7 million at December 31, 1995, which applies to $35.2 million of the $94.3 million of impaired loans. The remaining $124.6 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

     Write-offs by line of business, experienced by the Company during the years ended December 31, were as follows:

                         WRITE-OFFS BY LINE OF BUSINESS
                             (Dollars in Thousands)

                                                     1995              1994             1993             1992            1991
                                              --------------------------------------------------------------------------------------
Manufacturer and Dealer Services (1)            $         9,902   $        7,018   $                $                $
Corporate Finance                                         4,660            4,233            3,741            1,000             668
Communications Finance                                    4,037            8,300            1,488            1,500           1,200
Factoring Services (2)                                    3,728            1,148
Franchise Finance (1)                                     3,448            2,247
Commercial Real Estate Finance                            2,275            1,461            2,320            4,417           2,204
Commercial Equipment Finance (1)                          2,271            1,257
Resort Finance                                            2,000            2,730                                               330
FINOVA Capital Limited (3)                                1,523            5,140            5,026           15,838          15,593
Commercial Finance (1)                                      452              774
Medical Finance (1)                                         314              377
Inventory Finance (1)                                       201              442
Latin America (3)                                                                                                           47,759
Other                                                       722                                                906             592
                                                ---------------   --------------   --------------   --------------   -------------
                                                $        35,533   $       35,127   $       12,575   $       23,661   $      68,346
                                                ===============   ==============   ==============   ==============   =============
Write-offs as a percentage
 of managed assets                                        0.50%            0.59%            0.44%            0.95%           3.00%
                                                ===============   ==============   ==============   ==============   =============

--------------------
NOTES:

(1) These Lines of Business were not part of the Company's portfolio prior to May, 1994.

(2) This Line of Business was not part of the Company's portfolio prior to February, 1994.

(3) In the fourth quarter of 1991, the Company recorded a special provision for possible credit losses of $65.0 million and recorded write-offs of $15.0 million related to nonearning assets in the FCL (foreign) portfolio and a $47.8 million write-down to reduce Latin American assets to current market value.

                              --------------------

         A further breakdown of the portfolio by line of business can be found in Note C of Notes to Consolidated Financial Statements in Annex A.

         COST AND UTILIZATION OF BORROWED FUNDS

         FINOVA relies on borrowed funds as well as internal cash flow to finance its operations. FINOVA follows a policy of relating provisions under its loans and leases to the terms on which it obtains funds so that, to the extent feasible, floating-rate assets are funded with floating-rate borrowings and fixed-rate assets are funded with fixed-rate borrowings. For further discussion on FINOVA's debt and matched funding policy, see Notes E and F of Notes to Consolidated Financial Statements included in Annex A.

         The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA for each of the periods listed:

                                                                                  Year Ended December 31,
                                                            -----------------------------------------------------------------------
                                                                 1995         1994          1993          1992           1991
                                                            -----------------------------------------------------------------------
 Short-term and variable rate long-term debt (1)                     7.2%         5.5%          4.7%          5.3%           8.1%
 Fixed-rate long-term debt (1)                                       7.3%         8.1%         11.4%         10.6%          10.9%
 Aggregate borrowed funds (1)                                        7.2%         6.3%          6.3%          7.2%           9.3%
 Rate earned on average earning assets (2) (3)                      12.5%        11.6%         10.8%         11.9%          13.6%
 Spread percentage (4)                                               5.8%         6.0%          5.4%          5.1%           4.9%

---------------------
NOTES:

(1)      Includes the effect of interest rate swap agreements.

(2) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.

(3) Earned amounts are net of depreciation and include gains on sale of assets.

(4) Spread percentages represent interest margins earned as a percentage of average earning assets.

                              --------------------

         The effective costs presented above include costs of commitment fees and related borrowing costs and do not purport to predict the costs of funds in the future.

         For further information on FINOVA's cost of funds, refer to Notes E and F of the Notes to Consolidated Financial Statements included in Annex A.

         Following are the ratios of income to combined fixed charges and preferred stock dividends ("ratio") for each of the past five years:

                                         Year Ended December 31,

-----------------------------------------------------------------------------------------------------------
   1995                    1994                   1993                    1992                   1991
-------------        ----------------       ----------------        ----------------       ----------------
   1.43                    1.54                   1.46                    1.34                   ---
=============        ================       ================        ================       ================

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

         CREDIT RATINGS

         FINOVA currently has investment-grade credit ratings from the following rating agencies:

                                               Commercial                 Senior
                                                 Paper                     Debt
                                           ------------------        ----------------
Duff & Phelps Credit Rating Co.                    D1-                      A-
Fitch Investors Services, Inc.                     F1                       A
Moody's Investors Service, Inc.                    P2                      Baa1
Standard & Poor's Ratings Group                    A2                      BBB+

         There can be no assurance that FINOVA's ratings will be maintained. Such ratings can be modified at any time. A credit rating is not a recommendation to buy, sell or hold securities. Each rating should be evaluated independently of any other rating. Neither The FINOVA Group Inc. nor any of FINOVA's subsidiaries have applied for credit ratings.

         RESIDUAL REALIZATION EXPERIENCE

         In the last 41 years, FINOVA has realized, in the aggregate, proceeds from the sale of assets upon lease terminations (other than foreclosures) in excess of carrying amounts; however, there can be no assurance that such results will be realized in future years. Proceeds actually realized will depend on current market values for those assets at the time of sale which are generally beyond the control of the Company, although the Company has some discretion in the timing of subsequent dispositions of such assets. Sales proceeds upon lease terminations in excess of carrying amounts are reported as gains when the assets are sold.

         Income from leasing activities is affected by gains from asset sales upon lease termination and, hence, can be somewhat less predictable than income from non-leasing activities. During the five years ended December 31, 1995, the proceeds to FINOVA from sales of assets upon early termination of leases and at the expiration of leases have exceeded the respective carrying amounts and estimated residual values as follows:

                 Early Terminations (Notes 1, 2 and 4)                              Terminations at End of Lease Term (Note 3)
-------------------------------------------------------------------------       ----------------------------------------------------
                                                                                                                          Proceeds
                                                         Proceeds                                     Estimated           as a % of
                                      Carrying           as a % of                                     Residual           Estimated
                      Sales            Amount            Carrying                     Sales            Value of           Residual
     Year            Proceeds        of Assets            Amount                     Proceeds           Assets              Value
-------------------------------------------------------------------------       ----------------------------------------------------
                        (Dollars in Thousands)                                                   (Dollars in Thousands)
     1995         $        2,664   $        2,018          132%                   $       84,447   $         67,186         126%
     1994                  6,477            5,865          110%                           30,161             25,682         117%
     1993                ---              ---               ---                              486                248         196%
     1992                 20,493           17,527          117%                            2,164              1,768         122%
     1991                 25,027           21,904          114%                           10,114              6,553         154%

Notes:

(1) Excludes foreclosures for credit reasons which are immaterial to the above amounts.

(2)      Excludes proceeds of $3.2 million in 1993 on assets held for sale.

(3)      Excludes proceeds of $2.0 million in 1993 received on guarantees.

(4)      Excludes gain on securitizations of $4.0 million in 1994.

                              --------------------

         The estimated residual value of direct finance and leveraged lease assets in the accounts of FINOVA at December 31, 1995 aggregated 19.0% of the original cost of such assets (10.2% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the average remaining term weighted by remaining carrying amount of financing contracts at December 31, 1995 for financing contracts excluding leveraged leases were 6.4 and 4.6 years, respectively, and for leveraged leases were approximately 20 and 13 years, respectively. The comparable average initial term and remaining term at December 31, 1994 for financing contracts excluding leveraged leases were 6.5 and 3.7 years, respectively, and for leveraged leases were approximately 20 and 11 years, respectively. FINOVA utilizes either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease. Actual proceeds could differ from such appraised values.

         For a discussion of accounting for lease transactions, refer to Notes A and C of Notes to Consolidated Financial Statements included in Annex A.

         BUSINESS DEVELOPMENT AND COMPETITION

         FINOVA develops business primarily through direct solicitation by its own sales force. Customers are also introduced by independent brokers and referred by other financial institutions.

         At December 31, 1995, FINOVA had 81,821 financing contracts with 65,554 customers (including 881 contracts with consumer finance customers and 75,116 small ticket contracts with 61,347 customers in Manufacturer and Dealer Services), compared with 88,034 financing contracts with 70,892 customers (including 2,313 contracts with consumer finance customers and 79,027 small ticket contracts with 64,886 customers in Manufacturer and Dealer Services) at December 31, 1994.

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

         CREDIT QUALITY

         As a result of the use of clearly defined underwriting standards, portfolio management techniques, monitoring of covenant compliance and active collections and workout efforts, FINOVA seeks to maintain a high-quality asset base.

         RISK MANAGEMENT

         FINOVA generally conducts investigations of its prospective customers through a review of historical financial statements, published credit reports, credit references, discussions with management, analysis of location feasibility, personal visits and collateral appraisals and inspections. In many cases, depending upon the results of its credit investigations and the nature of the financing being provided, FINOVA obtains additional collateral or guarantees from others.

         As part of its underwriting process, FINOVA considers the management, industry, financial position and level of collateral of a proposed obligor. The purpose, term, amortization and amount of any proposed transaction generally must be clearly defined and within established corporate policy. In addition, underwriters attempt to avoid undue concentrations in any one customer, industry or regional location.

         - Management. FINOVA considers the reputation, experience and depth of management; quality of product or service; adaptability to changing markets and demand; and prior banking, finance and trade relationships.

         - Industry. FINOVA evaluates critical aspects of each industry to which it lends, including general trend, seasonality and cyclicality; governmental regulation; the effects of taxes; the economic value of goods or services provided; and potential environmental or other liability.

         - Financial. FINOVA's review of a prospective borrower normally includes a thorough analysis of the borrower's financial trends. Items considered include net worth; composition of assets and liabilities; debt service coverage; liquidity; sales growth and earning power; and cash flow generation and reliability.

         - Collateral. FINOVA regards collateral as an important factor in a credit evaluation and has established maximum loan to value ratios, normally ranging from 60% - 95%, for each of its lines of business.

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

         FINOVA also monitors portfolio concentrations in the areas of aggregate exposure to a single borrower and related entities, within a given geographical area and with respect to an industry and/or product type within an industry. FINOVA has established concentration guidelines for each line of business. Geographic concentrations are reviewed periodically and evaluated based on historical loan experience and prevailing market and economic conditions.

         FINOVA's financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer's expense. Contract payment rates are based on several factors, including the cost of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In direct finance lease transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates and technological developments.

         PORTFOLIO MANAGEMENT

         In addition to the review at the time of original underwriting, FINOVA attempts to preserve and enhance the earnings quality of its portfolio through proactive management of its financing relationships with its clients. This process includes the periodic appraisal or verification of the collateral to determine loan exposure and residual values; sales of residuals and warrants to generate supplemental income;

and review and management of covenant compliance. The Portfolio Management department and dedicated personnel within the business units regularly review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer; conduct periodic reappraisals of the underlying collateral; seek to identify issues concerning the vulnerabilities of the customer; seek to resolve outstanding issues with the borrower; and prepare quarterly summaries of the aggregate portfolio quality and concentrations for management review.

         Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value.

         DELINQUENCIES AND WORKOUTS

         FINOVA monitors timely payment of all accounts. Generally, when an invoice is 10 days past due, the customer is contacted, and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If payment is not received after this contact, guarantors of the account are to be contacted within the next 20 days. If an invoice becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due and, between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel is generally retained to help protect FINOVA's rights and to pursue its remedies.

         When accounts become more than 90 days past due income recognition is usually suspended, and FINOVA vigorously pursues its legal remedies. Foreclosed or repossessed assets are considered to be nonperforming, and are reported as such unless such assets generate sufficient cash to result in a reasonable rate of return. Such accounts are continually reviewed, and write-downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA generally continues to negotiate the restructuring or other settlement of the debt, as appropriate.

         Management believes that collateral values significantly reduce loss exposure and that the reserve for possible credit losses is adequate. For additional information regarding the reserve for possible credit losses, see Note D of Notes to Consolidated Financial Statements included in Annex A.

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

EMPLOYEES

         At December 31, 1995, the Company had 950 employees. None of such employees were covered by collective bargaining agreements. The Company believes its employee relations are satisfactory.

ITEM 2. PROPERTIES.

         The Company's principal executive offices are located in premises leased from Dial in Phoenix, Arizona. FINOVA operates 46 additional offices in the United States and one office in Europe. All such properties are leased. Alternative office space could be obtained without difficulty in the event leases are not renewed.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, certain of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to such transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable, if any, is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Omitted.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS.

         There is no market for the Company's common stock or redeemable preferred stock as the Company is wholly owned by FINOVA Group. The preferred stock was redeemed through contribution from FINOVA Group in March 1994. Dividends paid on the common stock for the first through fourth quarters of 1995 were $5,518,000, $5,520,000, $6,044,000 and $5,995,000, respectively. Dividends paid on the common stock for the first through fourth quarters of 1994 were $3,600,000, $5,050,000, $5,130,000 and $5,604,000, respectively.

         The agreements pertaining to senior debt and revolving credit agreements of FINOVA include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991. As of December 31, 1995, FINOVA had $50,121,000 of excess accumulated earnings available for distribution.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Documents filed.

         1.       Financial Statements.

                  (i) The following financial statements of FINOVA are included in Annex A:

                                                                      Annex
                                                                      Page
                                                                ----------------
Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                   1 - 5
Report of Management and Independent Auditors' Report                  6 - 7
Consolidated Balance Sheet                                             8 - 9
Statement of Consolidated Income                                        10
Statement of Consolidated Stockholder's Equity                          11
Statement of Consolidated Cash Flows                                    12
Notes to Consolidated Financial Statements                            13 - 28
Supplemental Selected Financial Data                                  29 - 30

         2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       Exhibits.

             Exhibit No.

                  (3.A) Certificate of Incorporation, as amended through the date of this filing (incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K", Exhibit 3.A).

                  (3.B) By-Laws, as amended through the date of this filing (incorporated by reference from the 1994 10-K, Exhibit 3.B).

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

                  (4.B) Form of Common Stock Certificate of the Company (incorporated by reference from the 1994 10-K, Exhibit 4.B).

                  (4.C) Relevant portions of the Company's Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above, respectively, are hereby incorporated by reference.

                  (4.D.1) Rights Agreement dated as of February 15, 1992 between the Company and the Rights Agent named therein, as amended (incorporated by reference from the Company's Current Report on Form 8-K dated September 21, 1995, Exhibit 4.1).

             Exhibit No.

                  (4.D.2) Acceptance of Successor Trustee to Appointment under Rights Agreement noted in 4.D.1 above (incorporated by reference from the Company's Current Report on Form 8-K, dated November 30, 1995, Exhibit 4).

                  (4.E) Indenture dated as of November 1, 1990 between FINOVA Capital and the Trustee named therein (incorporated by reference from Greyhound Financial Corporation's Registration Statement on Form S-3, Registration No. 33-37743, Exhibit 4).

                  (4.F) Fourth Supplemental Indenture dated as of April 17, 1992 between FINOVA Capital and the Trustee named therein, supplementing the Indenture referenced in
                           Exhibit 4.E above (incorporated by reference from GFC Financial Corporation's Annual Report on Form 10-K for the year 1992 (the "1992 10-K"), Exhibit 4.F).

                  (4.G) Form of Indenture dated as of September 1, 1992 between FINOVA Capital and the Trustee named therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on Form S- 3, Registration No. 33-51216, Exhibit 4).

                  (4.H) Form of Indenture dated as of October 1, 1995 between FINOVA Capital and the Trustee named therein (incorporated by reference from FINOVA Capital's Report on Form 8-K dated October 25, 1995, Exhibit 4.1).

                  (10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement dated as of May 31, 1976 among FINOVA Capital and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminster Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from the Corporation's Current Report on Form 8-K dated May 23, 1994, Exhibit 10.I).

                  (10.A.1) First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

                  (10.A.2) Second Amendment dated as of May 11, 1995 to the
                           Sixth Amendment and Restatement noted in 10.A above (incorporated by reference from FINOVA Group's Quarterly Report on Form 10-Q for the period ending September 30, 1995 (the "Third Quarter 10-Q"),
                           Exhibit 10.A).

                  (10.A.3) Third Amendment dated as of November 1, 1995 to Sixth
                           Amendment noted in 10.A above (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.B).

                  (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from the Company's Report on Form 8-K dated May 23, 1994,
                           Exhibit 10.2).

             Exhibit No.

                  (10.B.1) First Amendment dated as of September 30, 1994 to the
                           Credit Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

                  (10.B.2) Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.C).

                  (10.B.3) Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.D).

                  (10.C) Interim Services Agreement dated January 28, 1993 among the Company, The Dial Corp and others, (incorporated by reference from the 1992 10-K, Exhibit 10.JJ).

                  (10.D) Tax Sharing Agreement dated February 19, 1992 among the Company, The Dial Corp and others, (incorporated by reference from the 1992 10-K, Exhibit 10.KK).

                  (10.E) Certificate of Designations of Series A Redeemable Preferred Stock of FINOVA, dated March 17, 1992, (incorporated by reference from the 1992 10-K, Exhibit 10.MM).

                  (10.F) Sublease dated as of April 1, 1991, among the Company, The Dial Corp and others, relating to the Company's principal office space, (incorporated by reference from the 1992 10-K, Exhibit 10.F).

                  (10.G) Stock Purchase Agreement between Bell Atlantic TriCon Leasing Corporation and Greyhound Financial Corporation dated as of March 4, 1994 (incorporated by reference from the 1993 10-K, Exhibit 10.F).

                  (10.H) Form of Assets Purchase Agreement between Bell Atlantic TriCon Leasing Corporation and TriCon Capital Corporation (incorporated by reference from the 1993 10-K, Exhibit 10.G).

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

                  (12) Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends.*

                  (23)     Independent Auditors' Consent.*

                  (27)     Financial Data Schedule.*

                           * Filed herewith.

(b)      Reports on Form 8-K:

                  A Report on Form 8-K dated October 27, 1995, was filed by Registrant, which reported under Rule 424 (b)(3) of Regulation C, Pricing Supplements No. 1 through 8 of FINOVA Capital for its Medium-Term Notes, Series C and under Items 4.1 and 4.2, the Indenture, dated as of October 1, 1995 between the Registrant and First Interstate Bank of Arizona, N.A. and the Distribution Agreement dated as of October 25, 1995 among the Registrant, CS First Boston Corporation, Citicorp Securities, Inc., Goldman Sachs & Co., Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, with respect to the Registrant's Medium-Term Notes, Series C (the "Notes").

                  A Report on Form 8-K dated January 24, 1996 was filed by Registrant, which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the twelve months ended December 31, 1995.

                  A Report on Form 8-K dated November 30, 1995 was filed by Registrant, which reported under items 5 and 7 the substitution of a new rights agent under FINOVA Group's Rights Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on the 13th day of March, 1996.

                           FINOVA CAPITAL CORPORATION

               By:        /s/  Samuel L. Eichenfield
                   -----------------------------------------------------
                             Samuel L. Eichenfield
               Chairman, President  and Chief Executive Officer
                           (Chief Executive Officer)

               By:       /s/  Bruno A. Marszowski
                   -----------------------------------------------------
                              Bruno A. Marszowski
        Senior Vice President - Controller and Chief Financial Officer
                   (Chief Accounting and Financial Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     /s/  W. Carroll Bumpers                   /s/  Samuel L. Eichenfield
-----------------------------------     --------------------------------------
  W. Carroll Bumpers (Director)             Samuel L. Eichenfield (Chairman)
         March 13, 1996                              March 13, 1996





   /s/  Robert J. Fitzsimmons                    /s/  Gregory C. Smalis
-----------------------------------     --------------------------------------
Robert J. Fitzsimmons (Director)              Gregory C. Smalis (Director)
         March 13, 1996                              March 13, 1996

                                     ANNEX A

                           FINOVA CAPITAL CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                        ------
Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                                                   1 - 5

Management's Report on Responsibility for
 Financial Reporting                                                                                       6

Independent Auditors' Report                                                                               7

Consolidated Balance Sheet at December 31, 1995 and 1994                                                 8 - 9

Statement of Consolidated Income for the Years Ended
 December 31, 1995, 1994 and 1993                                                                         10

Statement of Consolidated Stockholder's Equity for the Years
 Ended December 31, 1995, 1994 and 1993                                                                   11

Statement of Consolidated Cash Flows for the Years Ended
 December 31, 1995, 1994 and 1993                                                                         12

Notes to Consolidated Financial Statements for the Years
 Ended December 31, 1995, 1994 and 1993                                                                 13 - 28

Supplemental Selected Financial Data                                                                    29 - 30

                           FINOVA CAPITAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion relates to FINOVA Capital Corporation (formerly known as Greyhound Financial Corporation) and its subsidiaries (collectively, "FINOVA" or the "Company"), including Ambassador Factors ("Ambassador") acquired on February 14, 1994 and TriCon Capital ("TriCon") acquired on April 30, 1994. Both Ambassador and TriCon were merged into FINOVA in 1994.
                              RESULTS OF OPERATIONS

         1995 COMPARED TO 1994

         Net income increased 31% during 1995 to $97.6 million from $74.3 million in 1994. The 1994 results include income from Ambassador and TriCon from the acquisition dates.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and (b) interest expense and depreciation, increased by 39% in 1995 to $339.8 million from $243.7 million in 1994. This increase was driven by a 20% growth in managed assets (investment in financing transactions plus securitizations).
The primary source of the growth in managed assets was new business, which totaled $2.6 billion for 1995 compared to $1.8 billion for 1994, an increase of 43%. Also contributing to the improved margins were the fees associated with the factoring business, which recorded factoring volume of $1.1 billion in 1995 compared to $847 million in 1994 and the inventory finance business, which recorded floor planning volume of $898 million in 1995 compared to $283 million in 1994.

         Interest margins earned as a percentage of average earning assets were 5.8% in 1995, compared to 6.0% in 1994. This reduction in the interest margin percentage was expected in 1995 primarily due to the cost of hedges that the Company entered into to lock in the spread between its lending and borrowing rates on $1.5 billion of its floating-rate debt. Growth in interest margins earned more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses in the 1995 period.

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserves"), were greater by $30.6 million during 1995 compared to 1994 primarily due to the growth in managed assets. Management believes that reserve coverage remains adequate at 83.6% of nonaccruing assets (nonaccruing contracts and repossessed assets) and 2.0% of managed assets. Details of write-offs and other changes in the reserve for possible credit losses can be found in Note D of Notes to Consolidated Financial Statements.

         Selling, administrative and other operating expenses increased by $43 million in 1995 due to the growth of the Company, the large volume of new business added and the inclusion of TriCon and Ambassador for the full year. As a percentage of interest margins earned, these costs decreased to 45.6% in 1995 from 46.1% in the previous year. See Note L of Notes to Consolidated Financial Statements.

         GAINS ON SALE OF ASSETS. Gains on sale of assets were $10.7 million higher in 1995 compared to 1994 primarily due to the inclusion of TriCon for the full year and the amount and type of assets coming off lease. The 1994 gains of $9.0 million included $4.0 million (pre-tax) from the securitization of assets in June 1994.

         INCOME TAXES. Income taxes for 1995 increased to $59.6 million from $49.4 million in 1994. This increase was caused by the increase in pre-tax income, partially offset by certain tax credits recognized during 1995. The 1995 overall effective income tax rate for the Company approximated

                           FINOVA CAPITAL CORPORATION

37.9% compared to 40.0% in 1994. The decrease in the effective rate is primarily related to lower foreign tax effects and an increase in tax exempt municipal income. Details can be found in Note H of Notes to Consolidated Financial Statements.

         1994 COMPARED TO 1993

         Net income increased 104% during 1994 to $74.3 million from $36.4 million in 1993. The 1994 results included income for Ambassador and TriCon from the acquisition dates. Net income in 1993 included a $4.9 million adjustment for tax rate increases applicable to deferred income taxes generated by the Company's leveraged lease portfolio.

         INTEREST MARGINS EARNED. Interest margins earned increased to $243.7 million in 1994 from $122.5 million in 1993, an increase of 99%. This increase was driven by portfolio growth, together with the addition of TriCon and Ambassador in 1994. The primary source of the portfolio growth was new business, which totaled $1.8 billion for 1994 compared to $1.0 billion for 1993, an increase of 80%.

         Interest margins earned, measured as a percent of average earning assets, were 6.0%. This measurement compares to 5.2% for the 1993 period and reflects the contributions of the acquisitions made in 1994, the continuing healthy returns of the charter financial operations and the Company's access to lower cost capital. Growth in interest margins more than offset the higher provisions for possible credit losses and the higher selling, administrative and other operating expenses.

         NON-INTEREST EXPENSE. Loss provisions, which increase the reserve for possible credit losses ("reserve"), were greater by $11.0 million during 1994 compared to 1993. The greater loss provisions were consistent with the requirements of a larger portfolio and the loss experience of the businesses acquired. Higher interest margins generated by Ambassador and certain TriCon businesses are used to cover the risk profiles associated with those businesses. Management believes that reserve coverage was adequate at 72.4% of nonaccruing assets and at 2.1% of managed assets. Details of the write-offs by line of business, as well as changes in the reserve for possible credit losses, can be found in Note D of Notes to Consolidated Financial Statements.

         Selling, administrative and other operating expenses increased by $54.1 million in 1994, which was consistent with the growth in assets. As a percent of interest margins earned, these expenses were 46.1% (for the combined entities) in 1994, an improvement over 47.5% in 1993 (which excluded TriCon and Ambassador). See Note L of Notes to Consolidated Financial Statements.

         GAINS ON SALE OF ASSETS. Gains on sale of assets were $3.6 million higher in 1994 compared to 1993. The increase principally was the result of a $4.0 million ($2.4 million after-tax) gain from the securitization of assets recorded in 1994, which was consistent with TriCon's historical experience related to asset securitizations.

         INCOME TAXES. Income taxes for 1994 increased to $49.4 million from $27.7 million in 1993. This increase is attributable to: (a) higher income before income taxes; (b) higher state income tax rates in 1994 because of the apportionment of the Company's assets to states with higher income tax rates and
(c) increased foreign income taxes due to an increase in foreign income. The overall effective income tax rate for the Company, including both federal and state income taxes, approximates 40.0% for 1994 and 35.6% for 1993, excluding the $4.9 million tax adjustment for the Company's leveraged lease portfolio. See Note H of Notes to Consolidated Financial Statements.

         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Managed assets increased by $1.2 billion to $7.1 billion at December 31, 1995 from $5.9 billion at December 31, 1994. This increase primarily is attributable to the $2.6 billion of new business generated in 1995 and portfolio acquisitions of $262 million, less portfolio amortization.

                           FINOVA CAPITAL CORPORATION

         The reserve for possible credit losses increased by $18.1 million in 1995 to $140.3 million. The increase in the reserve consisted primarily of increases due to loss provisions of $47.3 million which were applicable to portfolio growth, partially offset by decreases due to write-offs of $35.5 million. See Note D of Notes to Consolidated Financial Statements.

         Nonaccruing assets decreased to $167.9 million at December 31, 1995 from $168.8 million at December 31, 1994. When measured as a percent of managed assets, nonaccruing assets declined to 2.4% at December 31, 1995 from 2.9% at December 31, 1994. For more information on write-offs and nonaccruing assets see Note D of Notes to Consolidated Financial Statements.

         The Company had total debt of approximately $5.6 billion or 6.6 times its equity base of $855.6 million at December 31, 1995. The Company also had deferred income taxes of $227.8 million, generally used to reduce debt and, therefore, help finance lending activities.

         Growth in funds employed is generally financed by internally generated cash flow and additional borrowings. During 1995, FINOVA issued $1.3 billion in new senior debt, which, together with general corporate funds and net commercial paper borrowings, was used to finance new business, acquire portfolios and redeem or retire $570 million of debt.

         FINOVA satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent upon any one lender. Additionally, FINOVA relies on the issuance of commercial paper as a major funding source. During 1995, FINOVA issued $16.1 billion of commercial paper (with an average of $2.2 billion outstanding during the year) and raised $1.3 billion, as noted above, through new long-term financings of one to 10 year durations. At December 31, 1995 and 1994, commercial paper and short-term bank borrowings totaling $2.4 billion and $2.0 billion, respectively, were supported by available unused revolving credit lines which, if not renewed, are convertible to long-term debt at FINOVA's option.

         In 1994, FINOVA filed a shelf-registration statement with the Securities and Exchange Commission ("SEC") that allowed for the issuance of $1.0 billion of senior debt securities, all of which was used as of December 31, 1995. In 1995, FINOVA filed an additional shelf registration statement with the SEC allowing for the issuance of $1.5 billion of senior debt securities, $1.2 billion of which remained available as of December 31, 1995. Also in 1995, the Company, under a securitization agreement, sold a $200 million undivided proportionate interest in a loan portfolio totaling $610.5 million. See Note C of Notes to Consolidated Financial Statements for further discussion.

         FINOVA currently maintains a five-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, FINOVA also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion and has another four-year facility with numerous lenders for $700 million. All of these facilities support FINOVA's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans to the extent that it experiences significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrows under these facilities. The 364 day $1.0 billion revolving credit agreements will be subject to renewal in 1996, while the four and five year $700 million and $1.0 billion credit facilities are subject to renewal in 1999 and 2000, respectively.

         The agreements pertaining to long-term debt of FINOVA include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991.

                           FINOVA CAPITAL CORPORATION

         FINOVA's aggregate cost of funds increased to 7.2% for 1995 from 6.3% for 1994 as a result of rising interest rates and the Company's hedging activities, as further discussed below. The Company's cost of and access to capital is dependent, in a large part, on its credit ratings. FINOVA has maintained investment grade ratings since 1976, and received an upgrade in those ratings from Standard & Poor's Ratings Group and Moody's Investor Service, Inc. in 1995. Neither The FINOVA Group Inc. nor any of FINOVA's subsidiaries have applied for credit ratings. FINOVA currently has investment- grade ratings from the following agencies:

                                                 Commercial               Senior
                                                    Paper                  Debt
                                             -------------------     -----------------
         Duff & Phelps Credit Rating Co.             D1-                   A-
         Fitch Investors Services, Inc.              F1                    A
         Moody's Investors Service, Inc.             P2                    Baa1
         Standard & Poor's Ratings Group             A2                    BBB+

         At December 31, 1995, FINOVA had outstanding 59 interest rate conversion agreements with notional principal amounts totaling $3.1 billion. Twenty-four agreements with notional principal amounts of $895 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations and require interest payments on the stated principal amount at rates ranging from 4.1% to 9.1% (remaining terms of one to five years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, 28 agreements with notional principal amounts of $1.3 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations and require interest payments on the stated principal amount at the three month or six month London interbank offered rates ("LIBOR") (remaining terms of one to seven years) in return for receipts calculated on the same notional amounts at fixed interest rates of 4.9% to 7.7%. FINOVA has also entered into seven basis swap agreements with notional principal amounts of $878 million and remaining terms of two to three years.

         In 1993, FINOVA entered into four three-year interest rate hedge agreements on $750 million of floating-rate borrowings. In 1995, FINOVA hedged an additional $750 million of floating-rate debt through five basis swap agreements expiring through 1998, to lock in a spread between its lending and borrowing rates. FINOVA's assets are primarily prime based while a significant portion of its liabilities are either LIBOR based or tied to the 30-day commercial paper composite rate. The agreements enable FINOVA to hedge against a narrowing of the spread between the prime rate (lending rate) and its borrowing rates (LIBOR and commercial paper). For more information on derivative financial instruments, see Note F of Notes to Consolidated Financial Statements.

         RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

         Following its spin-off from The Dial Corporation in 1992 (the "Spin-Off"), the Company decided to focus its resources and capital on its domestic commercial finance activities. The Company embarked on a program of selling or winding down those activities included in the Spin-Off that were not associated with the Company's core businesses. The Company concentrated on redeploying the capital previously invested in such businesses and raised additional capital to support internal portfolio growth and to make complementary acquisitions. This strategy has resulted in (i) the managed liquidation and sale of FINOVA Capital Limited ("FCL"), Dial's former European financial business, and the Latin American loan portfolios, (ii) an increase (excluding acquisitions) in FINOVA's domestic loan portfolio each year, (iii) the acquisition of the asset based lending activity of U.S. Bancorp, (iv) the acquisition of Ambassador, (v) the acquisition of TriCon and (vi) portfolio acquisitions of $262 million in 1995.

                           FINOVA CAPITAL CORPORATION

         In 1994, the Company expanded its debt sources through a $1.0 billion shelf registration with the SEC. In 1995, the Company further added to its debt sources through a $1.5 billion shelf registration with the SEC and increased its revolving credit lines to $2.7 billion. Also in 1995, the Company, under a securitization agreement, sold a $200 million undivided proportionate interest in a loan portfolio totaling $610.5 million. See Note C of Notes to Consolidated Financial Statements for further discussion.

         As a result of the execution of its business strategy, management believes that the Company now ranks among the largest independent commercial finance companies, based on assets, in the United States, and can direct its energies primarily to its principal business operations, including those businesses acquired since the Spin-Off.

         NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company does not expect the adoption of this accounting standard to materially impact its results of operations or financial position. The Company will adopt this accounting standard effective January 1, 1996, as required.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement establishes financial accounting and reporting for stock-based employee compensation plans, including stock purchase plans, stock option plans, restricted stock and stock appreciation rights. The Statement allows for a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the Statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), providing pro forma disclosures are made. The Company expects to continue to account for its stock- based employee compensation plans using the method of accounting prescribed by APB No. 25 and does not expect that this accounting standard will materially impact its results of operations or financial position.

         The Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. For the impact and disclosures of these new standards, see Note D of Notes to Consolidated Financial Statements.

         During 1994, FINOVA adopted SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." The disclosures required by SFAS No. 119 are included in Notes F and K of Notes to Consolidated Financial Statements.

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


/s/ Samuel L. Eichenfield
_______________________________
Samuel L. Eichenfield
Chairman, President and Chief Executive Officer


/s/ Bruno A. Marszowski
_______________________________
Bruno A. Marszowski
Senior Vice President - Controller and Chief Financial Officer

/s/ Derek C. Bruns
_______________________________
Derek C. Bruns
Vice President - Internal Audit

                           FINOVA CAPITAL CORPORATION

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of FINOVA Capital Corporation

         We have audited the accompanying consolidated balance sheet of FINOVA Capital Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FINOVA Capital Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
______________________________
Deloitte & Touche LLP
Phoenix, Arizona
February 16, 1996

                           FINOVA CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                     ASSETS


-----------------------------------------------------------------------------------------------
December 31,                                                     1995              1994
-----------------------------------------------------------------------------------------------
Cash and cash equivalents                                   $        90,329   $        52,753

Investment in financing transactions:
 Loans and other financing contracts, less unearned
  income of $354,961 and $249,550, respectively                   4,973,864         4,034,648
 Direct financing leases                                            828,713           774,834
 Operating leases                                                   460,798           412,782
 Leveraged leases                                                   366,196           287,518
 Factored receivables                                               189,486           157,862
-----------------------------------------------------------------------------------------------
                                                                  6,819,057         5,667,644

 Less reserve for possible credit losses                           (140,333)         (122,233)
-----------------------------------------------------------------------------------------------

     Investment in financing transactions - net                   6,678,724         5,545,411

Other assets and deferred charges                                   294,782           236,397
-----------------------------------------------------------------------------------------------

                                                            $     7,063,835   $     5,834,561
===============================================================================================
















                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                      LIABILITIES AND STOCKHOLDER'S EQUITY

-------------------------------------------------------------------------------------------------
December 31,                                                          1995              1994
-------------------------------------------------------------------------------------------------
Liabilities:
 Accounts payable and accrued expenses                        $       103,990   $       115,573
 Due to clients                                                       181,548           116,639
 Interest payable                                                      45,553            37,710
 Senior debt                                                        5,649,368         4,573,354
 Deferred income taxes                                                227,797           209,299
-------------------------------------------------------------------------------------------------
                                                                    6,208,256         5,052,575
-------------------------------------------------------------------------------------------------

Stockholder's equity:
 Common stock, $1.00 par value, 100,000 shares
  authorized, 25,000 shares issued and outstanding                         25                25
 Additional capital                                                   677,948           677,947
 Retained income                                                      183,292           108,740
 Cumulative translation adjustments                                    (5,686)           (4,726)
-------------------------------------------------------------------------------------------------
                                                                      855,579           781,986
-------------------------------------------------------------------------------------------------

                                                              $     7,063,835   $     5,834,561
=================================================================================================





                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                        STATEMENT OF CONSOLIDATED INCOME
                             (Dollars in Thousands)

--------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                         1995             1994             1993
--------------------------------------------------------------------------------------------------------------
Interest and other income                                  $      580,309   $       386,566   $      218,171
Financing lease income                                             96,855            62,990           20,838
Operating lease income                                             84,691            53,795           16,207
--------------------------------------------------------------------------------------------------------------
Interest earned from financing transactions                       761,855           503,351          255,216
Interest expense                                                  366,822           222,929          126,152
Depreciation                                                       55,218            36,737            6,516
--------------------------------------------------------------------------------------------------------------
Interest margins earned                                           339,815           243,685          122,548
Provision for possible credit losses                               47,300            16,670            5,706
--------------------------------------------------------------------------------------------------------------
Net interest margins earned                                       292,515           227,015          116,842
Gains on sale of assets                                            19,726             9,045            5,439
--------------------------------------------------------------------------------------------------------------
                                                                  312,241           236,060          122,281
Selling, administrative and other operating
 expenses                                                         155,001           112,305           58,158
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                        157,240           123,755           64,123
Income taxes                                                       59,611            49,442           27,682
--------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $       97,629   $        74,313   $       36,441
==============================================================================================================







                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDER'S EQUITY
                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                             1995             1994             1993
------------------------------------------------------------------------------------------------------------------
COMMON STOCK:
 Balance, beginning and end of year                             $           25   $           25   $           25
------------------------------------------------------------------------------------------------------------------
ADDITIONAL CAPITAL:
 Balance, beginning of year                                            677,947          298,665          298,665
 Contributions from The FINOVA Group                                         1          379,282
------------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                  677,948          677,947          298,665
------------------------------------------------------------------------------------------------------------------
RETAINED INCOME:
 Balance, beginning of year                                            108,740           54,374           33,783
 Net income                                                             97,629           74,313           36,441
 Dividends                                                             (23,077)         (19,947)         (15,850)
------------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                  183,292          108,740           54,374
------------------------------------------------------------------------------------------------------------------
CUMULATIVE TRANSLATION ADJUSTMENTS:
 Balance, beginning of year                                             (4,726)          (7,773)          (6,685)
 Unrealized translation (loss) gain                                       (960)            3,047          (1,088)
------------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                   (5,686)          (4,726)          (7,773)
------------------------------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY                                            $      855,579   $      781,986   $      345,291
==================================================================================================================











                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                              1995              1994             1993
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income                                                                     $         97,629   $       74,313   $       36,441
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for possible credit losses                                                   47,300           16,670            5,706
   Depreciation and amortization                                                          71,583           46,470            9,318
   Gains on sale of assets                                                               (19,726)          (9,045)          (5,439)
   Deferred income taxes                                                                  18,498           11,594           21,608
Change in assets and liabilities, net of effects from subsidiaries purchased:
 Increase in other assets                                                                (37,692)         (20,198)          (2,189)
 Decrease in accounts payable and accrued expenses                                       (11,583)         (85,716)          (9,742)
 Increase (decrease) in interest payable                                                   7,843           14,077           (5,429)
 Other                                                                                      (959)          (2,435)          (1,088)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                           172,893           45,730           49,186
------------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Proceeds from sales of assets                                                            86,280           35,106            5,681
 Proceeds from sales of securitized assets                                               200,000          115,507
 Principal collections on financing transactions                                       1,308,747          908,862          638,423
 Expenditures for financing transactions                                              (2,128,588)      (1,505,208)      (1,007,794)
 Net change in short-term financing transactions                                        (442,405)        (294,123)
 Acquisitions                                                                           (261,868)        (590,497)         (69,808)
 Net related party advances                                                                                                 57,321
 Other                                                                                     1,249            1,898              221
------------------------------------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                           (1,236,585)      (1,328,455)        (375,956)
------------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Long-term borrowings                                                                  1,272,450          827,550          200,000
 Net borrowings under commercial paper                                                   373,566        1,508,564          185,735
 Repayment of long-term borrowings                                                      (570,002)      (1,186,191)        (190,136)
 Net advances and contributions from Parent                                              (16,578)         211,941          130,760
 Dividends                                                                               (23,077)         (19,947)         (15,850)
 Net change in due to clients                                                             64,909           (9,298)
------------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                         1,101,268        1,332,619          310,509
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                          37,576           49,894          (16,261)
Cash and cash equivalents, beginning of year                                              52,753            2,859           19,120
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          $         90,329   $       52,753   $        2,859
====================================================================================================================================



                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (Dollars in Thousands in Tables)

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

         FINOVA Capital Corporation is a financial services company engaged in providing collateralized financing products to commercial enterprises in various market niches, principally in the United States.

         These consolidated financial statements are prepared in accordance with generally accepted accounting principles. Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives.

         USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FINANCING TRANSACTIONS -- For loans and other financing contracts, earned income is recognized over the life of the contract, using the interest method.

         For leases classified as direct financing leases, the difference between (a) aggregate lease rentals and (b) the cost of the related assets less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the contracts using the interest method.

         For operating leases, earned income is recognized on a straight-line basis over the lease term and depreciation is taken on a straight-line basis over the estimated useful lives of the leased assets.

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

         Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed or when foreclosed or repossessed assets generate a reasonable rate of return.

                           FINOVA CAPITAL CORPORATION

         The reserve for possible credit losses is available to absorb credit losses. The provision for possible credit losses is the charge to income to increase the reserve for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written-off or written-down when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for possible credit losses. Recoveries of amounts previously written-off as uncollectible are credited to the reserve for possible credit losses.

         Under certain limited recourse provisions of receivable transfer agreements (securitizations), the Company repurchases defaulted direct financing leases and subsequently classifies these leases as nonaccruing. If the accounts require a write-down, they are charged to the reserve for possible credit losses.

         Repossessed assets are carried at the lower of cost or fair value.

         The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" ("SFAS 118"), as of January 1, 1995. These statements require that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the fair value of the collateral, if the loan is collateral dependent. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These standards do not apply to leasing transactions or to large groups of smaller balance homogeneous loans. Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the relevant measured value. For the impact and disclosures of these new standards, see Note D of Notes to Consolidated Financial Statements.

         PENSION AND OTHER BENEFITS -- Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

         Other postretirement benefit costs are recorded during the period the employees provide service to the Company. The Company funds its postretirement benefit obligation as benefits are paid.

         The Company records postemployment benefit costs at the time employees leave active service. Postemployment benefits are any benefits other than retirement benefits.

         SAVINGS PLAN -- The Company participates in the FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. Voluntary wage reductions may be elected by the employee ranging from 1% to 22% of taxable compensation. The Company's matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 6% of salary contributions, the first 3% of which are matched in Company stock through the Employee Stock Ownership Plan, discussed below.

                           FINOVA CAPITAL CORPORATION

       EMPLOYEE STOCK OWNERSHIP PLAN -- Employees of the Company are eligible to participate in FINOVA Group's Employee Stock Ownership Plan in the month following the first twelve consecutive month period during which they have at least 1,000 hours of service with the Company. Company contributions are made in the form of matching stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan.

         Expenses under the Savings Plan and Employee Stock Ownership Plan were $1.1 million, $0.9 million and $0.4 million in 1995, 1994 and 1993, respectively.

         INCOME TAXES -- Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

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

         GOODWILL -- The Company amortizes the excess of cost over the fair value of net assets acquired ("goodwill") on a straight line basis primarily over 20 years. Goodwill is included in other assets and is reported net of accumulated amortization. Amortization totaled $8.2 million and $5.8 million for the years ended December 31, 1995 and 1994, respectively. The Company periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based principally on projected, undiscounted cash flows generated by the underlying assets.

         Substantially all of the amortization of goodwill resulting from acquisitions is tax deductible under Section 197 of the Internal Revenue Code.

         RESIDUAL VALUES -- The Company has a significant investment in residual values in its leasing portfolios. These residual values represent estimates of the value of leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate.

         SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES -- During 1994, FINOVA Group contributed $127.7 million of intercompany loans and other assets and $25 million of preferred stock to FINOVA as additional paid in capital.

         RECLASSIFICATIONS -- Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

NOTE B            ACQUISITIONS

         During 1995, 1994 and 1993, FINOVA, in transactions accounted for as purchases, acquired various businesses and portfolios. During 1995, the Company acquired portfolios having a total purchase price of $262 million. In 1994, the Company acquired TriCon for $344 million in cash, comprised of $1,886 million of assets and $1,542 million of liabilities and acquisition costs. The cash purchase price for Ambassador was $246 million, consisting of $364 million of assets and $118 million of liabilities and acquisition costs.

                           FINOVA CAPITAL CORPORATION

         The following unaudited summarized proforma financial information is presented for the years ended December 31, 1994 and 1993 as if the purchases of TriCon and Ambassador had occurred on January 1, 1993.

--------------------------------------------------------------------------------------
                                                            1994             1993
--------------------------------------------------------------------------------------
   Interest earned on financing transactions            $      577,528   $    529,584
   Income before income taxes                                  130,515        109,465
   Net income                                                   79,073         72,260
--------------------------------------------------------------------------------------

NOTE C            INVESTMENT IN FINANCING TRANSACTIONS

         The Company provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables). At December 31, 1995 and 1994, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $6.8 billion and $5.7 billion (before reserve for possible credit losses), respectively, and consisted of the following percentage of carrying amount by line of business:

--------------------------------------------------------------------------------
                                                           Percent of Total
                                                           Carrying Amount
--------------------------------------------------------------------------------
                                                        1995             1994
--------------------------------------------------------------------------------
   Resort Finance                                       14.5%            12.0%
   Transportation Finance                               13.6%            12.7%
   Commercial Real Estate Finance                       11.5%            13.2%
   Communications Finance                               10.1%            10.4%
   Corporate Finance (1)                                 9.6%            13.8%
   Manufacturer and Dealer Services (1)                  6.9%             5.7%
   Medical Finance                                       6.7%             8.3%
   Commercial Equipment Finance                          5.2%             5.3%
   Rediscount Finance                                    5.1%             1.8%
   Franchise Finance                                     4.9%             5.3%
   Commercial Finance                                    3.1%             3.4%
   Inventory Finance                                     3.0%             1.0%
   Factoring Services                                    2.8%             2.8%
   Government Finance                                    1.8%             1.7%
   FINOVA Capital Limited                                0.9%             1.8%
   Other                                                 0.3%             0.8%
--------------------------------------------------------------------------------
                                                       100.0%           100.0%
================================================================================

(1) Excludes assets sold under securitization agreements of $200 million for Corporate Finance in 1995 and $103 million and $253 million, respectively in 1995 and 1994, for Manufacturer and Dealer Services, that are managed by the Company.

                           FINOVA CAPITAL CORPORATION

         Aggregate installments on loans and other financing contracts, direct financing leases, operating leases, leveraged leases and factored receivables at December 31, 1995 (excluding repossessed assets of $50.0 million and estimated residual values) are due during each of the years ending December 31, 1996 to 2000 and thereafter as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          There-
                                                  1996             1997          1998         1999           2000          after
-----------------------------------------------------------------------------------------------------------------------------------
Loans and other financing contracts:
 Commercial:
  Fixed interest rate                         $    275,003   $    257,712  $    211,309   $    194,823   $   175,583   $    362,185
  Floating interest rate                           466,343        475,718       357,347        378,198       401,310        158,855
 Real Estate:
  Fixed interest rate                               79,162         55,820        53,899        113,212        44,999        182,306
  Floating interest rate                           236,768        238,512       242,917        193,532        84,725         38,599
Leases, primarily at fixed interest rates:
 Direct financing leases                           341,518        252,739       166,126         94,638        43,385         46,016
 Operating leases                                   89,624         72,852        58,012         48,414        43,697         29,191
 Leveraged leases                                   14,905         25,408        22,696         17,611        15,145        201,200
Factored receivables                               189,486
-----------------------------------------------------------------------------------------------------------------------------------
                                              $  1,692,809   $  1,378,761  $  1,112,306   $  1,040,428   $   808,844   $  1,018,352
===================================================================================================================================

         The net investment in leveraged leases at December 31 consisted of the following:

--------------------------------------------------------------------------------------------------------------------------
                                                                                          1995                1994
--------------------------------------------------------------------------------------------------------------------------
Rentals receivable                                                                  $   1,454,754      $   1,268,843
Less principal and interest payable on nonrecourse debt                                (1,157,789)        (1,062,218)
--------------------------------------------------------------------------------------------------------------------------
Net rentals receivable                                                                    296,965            206,625
Estimated residual values                                                                 344,766            306,204
Less unearned income                                                                     (275,535)          (225,311)
--------------------------------------------------------------------------------------------------------------------------
Investment in leveraged leases                                                            366,196            287,518
Less deferred taxes arising from leveraged leases                                        (230,120)          (226,115)
--------------------------------------------------------------------------------------------------------------------------
Net investment in leveraged leases                                                  $     136,076      $      61,403
==========================================================================================================================

         The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                      1995           1994          1993
--------------------------------------------------------------------------------------------------------------------------
Lease and other income                                                            $  12,080      $   9,240      $  11,376
Income tax expense                                                                    4,201          3,143          8,363
--------------------------------------------------------------------------------------------------------------------------

         The investment in direct financing leases at December 31 consisted of the following:

--------------------------------------------------------------------------------------------------------------------------
                                                                                              1995             1994
--------------------------------------------------------------------------------------------------------------------------
  Rentals receivable                                                                     $       944,422   $     885,148
  Estimated residual values                                                                      109,431          86,191
  Unearned income                                                                              (225,140)       (196,505)
--------------------------------------------------------------------------------------------------------------------------
Investment in direct financing leases                                                    $       828,713   $     774,834
==========================================================================================================================

                           FINOVA CAPITAL CORPORATION

  The investment in operating leases at December 31 consisted of the following:

----------------------------------------------------------------------------------------------------------------------------
                                                                                             1995             1994
----------------------------------------------------------------------------------------------------------------------------
Cost of assets                                                                          $    586,860     $    526,191
Accumulated depreciation                                                                    (126,062)        (113,409)
----------------------------------------------------------------------------------------------------------------------------
Investment in operating leases                                                          $    460,798     $    412,782
============================================================================================================================

         The Company has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily prime interest rates and the London interbank offered rates ("LIBOR"). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) at December 31 was as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                                                            1995                1994
----------------------------------------------------------------------------------------------------------------------------
Receivables due on financing transactions                                             $      3,403,084     $     2,928,287
Less unearned income                                                                           (78,333)            (65,327)
----------------------------------------------------------------------------------------------------------------------------
Investment in floating-rate loans and leases                                          $      3,324,751     $     2,862,960
============================================================================================================================

         Interest earned from financing transactions with floating interest rates was approximately $402.0 million in 1995, $269.0 million in 1994 and $154.0 million in 1993. The adjustments, which arise from changes in index rates, can have a significant effect on interest earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates. The Company's matched funding policy is more fully described in Note F.

         At December 31, 1995, the Company had a committed backlog of new business of approximately $1.1 billion compared to $764.0 million at December 31, 1994. The committed backlog includes lines of credit totaling $629.0 million and $540.0 million for December 31, 1995 and 1994, respectively. Historically, the Company has booked a substantial portion of its backlog, although there can be no assurance that such trend will continue. Loan commitments and lines of credit have generally the same credit risk as extending loans to borrowers. These commitments are generally subject to the same credit quality and collateral requirements involved in lending transactions. Commitments generally have a fixed expiration and usually require payment of a fee.

         RECEIVABLE TRANSFER AGREEMENTS ("SECURITIZATIONS") -- The Company sells receivables in transactions subject to limited recourse provisions and remains a servicer for which it is paid a fee. Normal servicing fees are earned on a level yield basis over the remaining terms of the related receivables sold.

         During 1995, the Company, under a securitization agreement, sold a $200 million undivided proportionate interest in a loan portfolio totaling $610.5 million. Under this securitization agreement, there is recourse to the Company based on the outstanding balance of the proportionate interest sold. Under certain other securitizations, $38.7 million and $58.5 million, as of December 31, 1995 and 1994, respectively, of finance lease receivables are the sole collateral for limited recourse provisions. In addition to such finance lease receivables, the Company has recourse exposure, at December 31, 1995 and 1994, limited to $44.7 million and $78.8 million, respectively.

         At December 31, 1995 and 1994, the reserve for possible credit losses includes approximately $16.0 million and $13.0 million, respectively, of reserves applicable to securitizations. Previously, these reserves had been classified as accrued liabilities.

                           FINOVA CAPITAL CORPORATION

NOTE D            RESERVE FOR POSSIBLE CREDIT LOSSES

         The following is an analysis of the reserve for possible credit losses for the years ended December 31:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                 1995              1994               1993
---------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                    $    122,233     $      64,280     $       69,291
Provision for possible credit losses                                                47,300            16,670              5,706
Write-offs                                                                         (35,533)          (35,127)           (12,575)
Recoveries                                                                           2,216             1,898                717
Other (including addition of TriCon and Ambassador
 reserves in 1994)                                                                   4,117            74,512              1,141
---------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                          $    140,333     $     122,233     $       64,280
=================================================================================================================================

         Write-offs by lines of business experienced by the Company during the years ended December 31 are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                 1995            1994            1993
---------------------------------------------------------------------------------------------------------------------------
Manufacturer and Dealer Services                                             $     9,902      $    7,018      $
Corporate Finance                                                                  4,660           4,233          3,741
Communications Finance                                                             4,037           8,300          1,488
Factoring Services                                                                 3,728           1,148
Franchise Finance                                                                  3,448           2,247
Commercial Real Estate Finance                                                     2,275           1,461          2,320
Commercial Equipment Finance                                                       2,271           1,257
Resort Finance                                                                     2,000           2,730
FINOVA Capital Limited                                                             1,523           5,140          5,026
Commercial Finance                                                                   452             774
Medical Finance                                                                      314             377
Inventory Finance                                                                    201             442
Other                                                                                722
---------------------------------------------------------------------------------------------------------------------------
                                                                             $    35,533      $   35,127      $  12,575
===========================================================================================================================
Write-offs as a percentage of investment in
 managed assets                                                                     0.50%           0.59%          0.44%
===========================================================================================================================

         An analysis of nonaccruing contracts and repossessed assets included in the investment in financing transactions at December 31 is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                                              1995             1994
--------------------------------------------------------------------------------------------------------------------------
Nonaccruing contracts                                                                    $   117,884      $    83,003
Repossessed assets                                                                            49,988           85,758
--------------------------------------------------------------------------------------------------------------------------
Total nonaccruing assets                                                                 $   167,872      $   168,761
==========================================================================================================================
Nonaccruing assets as a percentage of managed assets                                             2.4%             2.9%
==========================================================================================================================

         In addition to the repossessed assets included in the above table, the Company had repossessed assets with a total carrying amount of $56.6 million and $55.1 million at December 31, 1995 and 1994, respectively, which earned income of $4.2 million and $3.3 million during 1995 and 1994, respectively.

         The total carrying amount of impaired loans was $94.3 million at December 31, 1995, $17.3 million of which were performing and $77.0 million of which were nonaccruing. A reserve for possible

                           FINOVA CAPITAL CORPORATION

credit losses of $16 million has been established for $35 million of nonaccruing impaired loans. The average carrying amount of impaired loans was $93.2 million for the year ended December 31, 1995. Income earned on accruing impaired loans was $4.0 million in 1995 and is recognized in the same manner as it is on normal accruing loans. Cash collected on all nonaccruing assets is applied to the carrying amount.

         Under SFAS 114, in-substance foreclosed assets are accounted for as loans. Accordingly, effective January 1, 1995, $25.3 million of nonaccruing in-substance foreclosed assets were reclassified from repossessed assets to nonaccruing contracts. At December 31, 1995, troubled debt restructurings are included in impaired loans. At December 31, 1994, there were $64.0 million of troubled debt restructurings classified as rewritten contracts.

         Had all nonaccruing assets outstanding at December 31, 1995, 1994 and 1993 remained accruing, income earned would have been increased by approximately $19 million, $14 million and $11 million, respectively.

NOTE E            DEBT

         The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused long-term revolving bank credit agreements totaling $2.7 billion. FINOVA currently maintains a five-year revolving credit facility with numerous lenders, in the aggregate principal amount of $1.0 billion. Separately, FINOVA also has a 364 day revolving credit facility with the same lenders in the aggregate principal amount of $1.0 billion and has another four-year facility with numerous lenders for $700.0 million. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. The 364 day $1.0 billion revolving credit agreement will be subject to renewal in 1996 while the four and five year $700.0 million and $1.0 billion credit facilities are subject to renewal in 1999 and 2000, respectively.

         The following information pertains to all short-term financing primarily commercial paper issued by FINOVA for the years ended December 31:


-----------------------------------------------------------------------------------------------------------------------------
                                                                             1995           1994           1993
-----------------------------------------------------------------------------------------------------------------------------
Maximum amount of short-term debt outstanding
 during year                                                             $   2,518,733   $  2,024,441   $  516,386
Average short-term debt outstanding during year                              2,210,329      1,050,358      336,672
Weighted average short-term interest rates
 at end of year:
  Short-term borrowings                                                            5.9%           6.2%         3.5%
  Commercial paper*                                                                6.0%           6.0%         3.6%
Weighted average interest rate on short-term debt
 outstanding during year*                                                          6.1%           4.8%         3.5%
-----------------------------------------------------------------------------------------------------------------------------

* Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements.

                           FINOVA CAPITAL CORPORATION

         Senior debt at December 31 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                          1995            1994
---------------------------------------------------------------------------------------------------------------------
 Commercial paper and short-term bank loans supported by unused long-
term                                                                                 $    2,398,007   $   2,024,441
  bank revolving credit agreements, less unamortized discount
 Medium-term notes due to 2005, 4.5% to 10.3%                                             1,224,546       1,167,811
 Term loans payable to banks due  in 1996, 5.9% to 6.8%                                     180,000         130,000
 Senior notes due to 2002, 6.1% to 16.0%, less unamortized discount                       1,830,009       1,233,013
 Nonrecourse installment notes due to 2002, 10.6% (assets of
   $25,349 and $25,648, respectively, pledged as collateral)                                 16,806          18,089
---------------------------------------------------------------------------------------------------------------------
Total senior debt                                                                    $    5,649,368   $   4,573,354
=====================================================================================================================

         Annual maturities of senior debt outstanding at December 31, 1995 due through November 2005 (excluding the amount supported by the revolving credit agreements expected to be renewed) approximate $568.8 million (1996), $522.9 million (1997), $522.4 million (1998), $374.1 million (1999), $553.1 million
(2000) and $710.1 million (thereafter).

         The agreements pertaining to senior debt and revolving credit agreements of FINOVA include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA has complied. Under one such covenant, dividend payments are limited to 50 percent of accumulated earnings after December 31, 1991. As of December 31, 1995, FINOVA had $50.1 million of excess accumulated earnings available for distribution.

         Total interest paid is not significantly different from interest expense.

NOTE F            DERIVATIVE FINANCIAL INSTRUMENTS

         The Company enters into interest rate swaps and interest rate hedge agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments utilized are straightforward and involve little complexity. The Company continually monitors its position relative to derivatives and utilizes derivative instruments for non-trading purposes only.

         The Company utilizes derivative instruments to minimize its exposure to fluctuations in interest rates. The Company strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, the Company diversifies its borrowing sources (short- and long-term debt with a fixed or a variable rate) and seeks to maintain a portfolio that is matched funded. The Company's matched funding policy generally requires that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. The Company's matched funding policy requires that the difference between floating-rate liabilities and floating-rate assets, as measured as a percent of total assets, should not vary by more than 3% for any extended period. The amount of derivatives used is a function of this 3% gap policy with the maturities of the derivatives being correlated to the maturities of the assets being financed.

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

                           FINOVA CAPITAL CORPORATION

Amortizing swap notional amounts amortize over the life of the transaction. Basis swaps involve the exchange of floating-rate indices, such as the prime rate, the commercial paper composite rate and LIBOR.

         The Company purchased interest rate hedge agreements to reduce the impact of increases in interest rates on its floating-rate debt. These agreements effectively lock in a spread of approximately 2.3% between the Company's borrowing rate, LIBOR, and its lending rate (Prime based). In 1995, the Company further protected its margins on floating-rate transactions by entering into basis swaps with a notional amount of $750 million to lock in the spread between the Company's lending and borrowing rates. With these agreements, the Company protected its margins on $1.5 billion of floating-rate transactions.

         The Company's off-balance sheet derivative instruments involve credit and interest rate risks. The credit risk would be the nonperformance by the counterparties to the financial instruments. All financial instruments have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions, although there can be no assurance that any such institution will perform under its agreement. The Company's derivative policy stipulates that the maximum exposure to any one counterparty, relative to the derivative products, is limited on a net basis to 10% of the Company's outstanding debt at the time of that transaction. Interest rate risks relate to changes in interest rates and the impact on earnings. The Company mitigates interest rate risks through its matched funding policy.

         The use of derivatives increased interest expense by $9.8 million in 1995, an increase in the aggregate cost of funds of 0.2%; whereas, the use of derivatives decreased interest expense by $13.7 million in 1994, a reduction in the aggregate cost of funds of 0.4%, and $25.9 million in 1993, a decrease in the aggregate cost of funds of 1.3%. These changes in interest expense from off-balance sheet derivatives effectively alter on-balance sheet costs and must be viewed as total interest rate management. At December 31, 1995 and 1994, unamortized premiums amounted to $0.6 million and $1.9 million, respectively. There were no deferred gains or losses associated with derivatives.

                           FINOVA CAPITAL CORPORATION

         The following table provides annual maturities and weighted-average interest rates for each significant derivative product type. The rates presented are as of December 31, 1995. To the extent that rates change, variable interest information will change.



------------------------------------------------------------------------------------------------------------------------------------
                                    December 31,                             Maturities of Derivative Products
                                                   ---------------------------------------------------------------------------------
(Dollars in Millions)                   1995             1996         1997         1998         1999          2000        Thereafter
------------------------------------------------------------------------------------------------------------------------------------
RECEIVE FIXED-RATE SWAPS:
 Notional value                      $  1,300      $    100     $      275      $      325      $    250     $    150     $    200
 Weighted average receive
  rate                                   6.70%         5.34%          6.70%           6.83%         6.82%        7.24%        6.65%

 Weighted average pay rate               5.89%         5.72%          5.76%           5.73%         5.64%        5.88%        5.78%

PAY FIXED-RATE GENERIC
SWAPS:
 Notional value                      $    800      $    325     $      275      $      100      $     50     $     50
 Weighted average receive
  rate                                   5.86%         5.79%          5.75%           5.70%         5.81%        5.68%
 Weighted average pay rate               7.18%         6.88%          7.18%           8.37%         7.98%        8.09%
PAY FIXED-RATE AMORTIZING SWAPS:
 Notional value                      $     95      $     76     $       19
 Weighted average receive
  rate                                   5.76%         5.78%          5.58%
 Weighted average pay rate               5.33%         5.13%          6.06%
BASIS SWAPS:
 Notional value                      $    878                   $      250      $      628
 Weighted average receive
  rate                                   5.85%                        5.84%           6.02%
 Weighted average pay rate               6.12%                        6.08%           6.24%
INTEREST RATE HEDGE AGREEMENTS:
 Notional value                      $    750      $    750
 Weighted average receive
  rate                                   2.08%         2.08%
 Weighted average pay rate               2.50%         2.50%
TOTAL NOTIONAL VALUE                 $  3,823      $  1,251     $      819      $    1,053      $    300     $    200     $    200
===================================================================================================================================
Total weighted average
rates:
  Receive rate                           5.40%         3.53%          6.09%           6.24%         6.65%        6.85%        6.65%
===================================================================================================================================
  Pay rate                               5.53%         4.05%          6.34%           6.29%         6.03%        6.43%        5.78%
===================================================================================================================================

                           FINOVA CAPITAL CORPORATION

         Derivative product activity for the three years ended December 31, 1995 is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                        Pay Fixed-   Pay Fixed-                 Interest
                                           Receive         Rate         Rate                      Rate
                                          Fixed-Rate     Generic     Amortizing     Basis        Hedge
(Dollars in Millions)                       Swaps         Swaps         Swaps       Swaps      Agreements     TOTAL
-----------------------------------------------------------------------------------------------------------------------
Balance,
  December 31, 1992                     $       890    $     205     $            $           $             $   1,095
Expired                                         (50)         (25)                                                 (75)
Additions                                       300                                                 750         1,050
-----------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1993                            1,140          180                                    750         2,070
Expired                                         (50)         (50)        (148)                                   (248)
Additions                                       100          650          390         254                       1,394
-----------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1994                            1,190          780          242         254           750         3,216
Expired                                         (40)         (30)        (152)       (126)                       (348)
Additions                                       150           50            5         750                         955
-----------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1995                      $     1,300    $     800     $     95     $   878     $     750     $   3,823
=======================================================================================================================

NOTE G            REDEEMABLE PREFERRED STOCK

         In connection with the Spin-Off, the Company issued 2,500 shares of its Series A Redeemable Preferred Stock (the "preferred stock") to a subsidiary of Dial for $25 million. In July 1993, FINOVA Group acquired all 2,500 shares of the preferred stock. In March 1994, FINOVA Group contributed all 2,500 shares of the preferred stock to FINOVA as additional paid in capital.

NOTE H            INCOME TAXES

         The consolidated provision (benefit) for income taxes consist of the following for the years ended December 31:

-----------------------------------------------------------------------------------
                                            1995            1994            1993
-----------------------------------------------------------------------------------
Current:
 United States:
  Federal                              $    33,919     $   31,412     $     4,976
  State                                      7,194          6,436           1,254
 Foreign                                                                    (156)
-----------------------------------------------------------------------------------
                                            41,113         37,848           6,074
-----------------------------------------------------------------------------------
Deferred:
 United States:
  Federal                                   12,647          7,193          19,341
  State                                      5,047          4,489           2,267
 Foreign                                       804            (88)
-----------------------------------------------------------------------------------
                                            18,498         11,594          21,608
-----------------------------------------------------------------------------------
Provision for income taxes             $    59,611     $   49,442     $    27,682
===================================================================================

                           FINOVA CAPITAL CORPORATION

         Income taxes paid in 1995, 1994 and 1993 amounted to approximately $48.0 million, $39.1 million and $10.5 million, respectively.

         The significant components of deferred tax liabilities and deferred tax assets at December 31, 1995 and 1994 consisted of the following:

----------------------------------------------------------------------------------------------------------------------
                                                                                           1995               1994
----------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
 Deferred income from leveraged leases                                               $    230,120        $   226,115
 Deferred income from lease financing                                                      62,681             32,833
 Other                                                                                      6,408              8,353
----------------------------------------------------------------------------------------------------------------------
Gross deferred tax liability                                                              299,209            267,301
----------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Reserve for possible credit losses                                                        39,094             29,363
 Investment in foreign subsidiary carrying value difference                                23,193             23,193
 Accrued expenses                                                                               0              1,462
 Alternative minimum tax credit carryforward                                                7,352                  0
 Other                                                                                      1,773              3,984
----------------------------------------------------------------------------------------------------------------------
Gross deferred tax asset                                                                   71,412             58,002
----------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                           $    227,797        $   209,299
======================================================================================================================

         The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                                   1995          1994         1993
----------------------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                                                     35.0%         35.0%       35.0%
State income taxes                                                                     5.1%          5.1%        3.4%
Foreign tax effects                                                                   (0.5%)         1.2%       (2.1%)
Municipal income                                                                      (1.7%)        (1.2%)
Other                                                                                               (0.1%)      (0.7%)
----------------------------------------------------------------------------------------------------------------------
Current provision for income taxes                                                    37.9%         40.0%       35.6%
Adjustments to deferred taxes                                                                                    7.6%
----------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                            37.9%         40.0%       43.2%
======================================================================================================================

NOTE I            PENSION AND OTHER BENEFITS

         Net periodic pension costs were $1.3 million, $1.5 million and $0 for each of the years ended December 31, 1995, 1994 and 1993, respectively. The Company's pension costs were prepaid by $2.3 million at December 31, 1995 and $3.6 million at December 1994.

         Net periodic postretirement benefit costs were $0.6 million, $0.5 million and $0.3 million for each of the years ended December 31, 1995, 1994 and 1993, respectively. The Company's accrued postretirement benefit costs were $1.5 million at December 31, 1995 and $0.8 million at December 31, 1994.

                           FINOVA CAPITAL CORPORATION

NOTE J            LITIGATION AND CLAIMS

         The Company is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, certain of which involve claims for compensatory, punitive or other damages in significant amounts. Such litigation often results from the Company's attempts to enforce its lending agreements against borrowers and other parties to such transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against the Company. Although the ultimate amount for which the Company may be held liable, if any, is not ascertainable, the Company believes that any resulting liability should not materially affect the Company's financial position or results of operations.

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

         The carrying amounts and estimated fair values of the Company's financial instruments are as follows for the years ended December 31:

-------------------------------------------------------------------------------------------------------------------------------
                                                                        1995                               1994
-------------------------------------------------------------------------------------------------------------------------------
                                                             Carrying         Estimated          Carrying        Estimated
                                                              Amount          Fair Value          Amount         Fair Value
-------------------------------------------------------------------------------------------------------------------------------
Balance Sheet -
 Financial Instruments:
 Assets:
  Loans and other financing contracts                    $      4,749,407  $      4,755,908   $    3,810,781   $    3,829,881
 Liabilities:
  Senior debt                                                   5,649,368         5,729,950        4,573,354        4,510,043

Off-Balance Sheet -
  Financial Instruments:
    Interest rate swaps                                            --                 9,970           --              (47,937)
    Interest rate hedge agreements                                 --                (2,878)          --               (4,049)
-------------------------------------------------------------------------------------------------------------------------------

         The carrying values of cash and cash equivalents, factored receivables, accounts payable and accrued expenses, due to clients and interest payable approximate fair values due to the short-term maturities of these instruments.

         The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

         LOANS AND OTHER FINANCING CONTRACTS:

                  The fair value of loans and other financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 1995 and 1994. Management believes that the risk factor embedded in the entry-value interest rates applicable to performing loans for

                           FINOVA CAPITAL CORPORATION

         which there are no known credit concerns results in a fair valuation of such loans on an entry value basis. As of December 31, 1995 and 1994, the fair value of nonaccruing contracts with a carrying amount of $117.9 million and $83.0 million, respectively, was not estimated because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As of December 31, 1995 and 1994, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $106.6 million and $140.9 million, respectively.

         SENIOR DEBT:

                  The fair value of senior debt was estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities. The carrying values of commercial paper and borrowings under revolving credit facilities, if any, were assumed to approximate fair values due to their short maturities.

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

         The fair value estimates presented herein were based on information available as of December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 1995 and 1994; therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE L            SELLING, ADMINISTRATIVE AND OTHER OPERATING EXPENSES:

         The following represents a summary of the major components of selling, administrative and other operating expenses for the three years ended December 31:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  1995            1994            1993
-----------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                               $       88,102   $      63,891   $      29,502
Depreciation and amortization                                                        16,365           9,733           2,802
Problem account costs                                                                 9,316          13,505          11,822
Travel and entertainment                                                              8,818           6,099           2,182
Professional services                                                                 8,741           7,357           2,201
Occupancy expense                                                                     7,433           6,124           4,160
-----------------------------------------------------------------------------------------------------------------------------

NOTE M            NEW ACCOUNTING STANDARDS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or

                           FINOVA CAPITAL CORPORATION

changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that certain long-lived assets and intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company does not expect the adoption of this accounting standard to materially impact its results of operations or financial position. The Company will adopt this accounting standard effective January 1, 1996, as required.

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for transactions entered into in fiscal years that begin after December 15, 1995. This statement establishes financial accounting and reporting for stock-based employee compensation plans, including stock purchase plans, stock option plans, restricted stock and stock appreciation rights. The Statement requires a fair value based method of accounting for employee stock options or similar instruments and encourages a similar method for all employee stock compensation plans. This method measures compensation cost at the grant date based on the value of an award and recognizes it over the service period, usually the vesting period. However, the Statement also allows an entity to continue measuring compensation cost for such plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," provided pro forma disclosures are made. The Company expects to continue to account for its stock-based employee compensation plans using the method of accounting proscribed by APB No. 25 and does not expect this accounting standard will materially impact its results of operations or financial position.

                           FINOVA CAPITAL CORPORATION

                      SUPPLEMENTAL SELECTED FINANCIAL DATA
                     CONDENSED QUARTERLY RESULTS (UNAUDITED)
                             (Dollars in Thousands)

         The following represents the condensed quarterly results for the two years ended December 31, 1995 and 1994:

----------------------------------------------------------------------------------------------------------------------------
                                                                First           Second           Third          Fourth
                                                               Quarter          Quarter         Quarter         Quarter
----------------------------------------------------------------------------------------------------------------------------

 Interest earned from financing transactions:
  1995                                                      $      174,757   $     184,693   $     192,287   $     210,118
  1994                                                              73,961         121,891         147,649         159,850
----------------------------------------------------------------------------------------------------------------------------
 Interest expense:
  1995                                                              84,524          90,197          93,136          98,965
  1994                                                              33,862          53,648          65,881          69,538
----------------------------------------------------------------------------------------------------------------------------
 Gains on sale of assets:
  1995                                                               2,980           4,073           4,646           8,027
  1994                                                                   3           4,500           1,169           3,373
----------------------------------------------------------------------------------------------------------------------------
 Non-interest expenses:
  1995                                                              55,718          61,188          63,363          77,250
  1994                                                              21,448          42,176          46,151          55,937
----------------------------------------------------------------------------------------------------------------------------
 Net income:
  1995                                                              22,368          23,629          25,150          26,482
  1994                                                              11,596          17,517          22,056          23,144
============================================================================================================================

                           FINOVA CAPITAL CORPORATION

       AVERAGE BALANCES/INTEREST MARGINS/AVERAGE ANNUAL RATES (UNAUDITED)
                             (Dollars in Thousands)

         The following represents the breakdown of the Company's average balance sheet, interest margins and average annual rates for the years ended December 31, 1995 and 1994:

--------------------------------------------------------------------------------------------------
December 31,                                                                1995
--------------------------------------------------------------------------------------------------
                                                       Average                           Average
                                                       Balance           Interest         Rate
--------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                         $        45,917   $
 Investment in financing transactions                    6,213,571         706,637 (4)  12.1% (2)
 Less reserve for possible credit losses                  (128,590)
--------------------------------------------------------------------------------------------------
 Investment in financing transactions - net              6,084,981
 Other assets and deferred charges                         275,592
--------------------------------------------------------------------------------------------------
                                                   $     6,406,490
==================================================================================================
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
 Other liabilities                                 $       285,484
 Senior debt                                             5,084,145         366,822       7.2%
 Deferred income taxes                                     218,727
--------------------------------------------------------------------------------------------------
                                                         5,588,356
Redeemable preferred stock
Stockholder's equity                                       818,134
--------------------------------------------------------------------------------------------------
                                                   $     6,406,490
==================================================================================================
Interest income/average earning assets (2)                           $     706,637      12.1%
Interest expense/average earning assets (2) (3)                            366,822       6.3%
--------------------------------------------------------------------------------------------------
Interest margins earned (3)                                          $     339,815       5.8%
==================================================================================================


--------------------------------------------------------------------------------------------------
December 31,                                                          1994 (1)
--------------------------------------------------------------------------------------------------
                                                      Average                      Average
                                                     Balance         Interest      Rate
--------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                         $       25,038   $
 Investment in financing transactions                   4,446,745     466,614 (4)  11.5% (2)
 Less reserve for possible credit losses                 (106,277)
--------------------------------------------------------------------------------------------------
 Investment in financing transactions - net             4,340,468
 Other assets and deferred charges                        182,412
--------------------------------------------------------------------------------------------------
                                                   $    4,547,918
==================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Other liabilities                                 $      240,890
 Senior debt                                            3,468,498     222,929        6.4%
 Deferred income taxes                                    209,088
--------------------------------------------------------------------------------------------------
                                                        3,918,476
Redeemable preferred stock                                  7,692
Stockholders' equity                                      621,750
--------------------------------------------------------------------------------------------------
                                                   $    4,547,918
==================================================================================================
Interest income/average earning assets (2)                            466,614       11.5%
Interest expense/average earning assets (2) (3)                       222,929        5.5%
--------------------------------------------------------------------------------------------------
Interest margins earned (3)                                         $ 243,685        6.0%
==================================================================================================

(1) Includes financial results from the acquisitions of Ambassador (February 14, 1994) and TriCon (April 30, 1994).

(2) The average rate is calculated based on average earning assets ($5,815,455 and $4,064,971 for 1995 and 1994, respectively) which are net of average deferred taxes on leveraged leases and average nonaccruing assets.

(3) For the year ended December 31, 1995, excluding the impact of derivatives, interest expense would have been $357,017 or 6.1% of average earning assets and interest margins earned would have been $349,620 or 6.0% of average earning assets. For the year ended December 31, 1994, excluding the impact of derivatives, interest expense would have been $235,855 or 5.8% of average earning assets and interest margins earned would have been $230,759 or 5.7% of average earning assets.

(4)  Interest income is shown net of depreciation.

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                           DECEMBER 31, 1995 FORM 10-K

 Exhibit No.                            Description
 -----------                            -----------

    (3.A) Certificate of Incorporation, as amended through the date of this filing (incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K", Exhibit 3.A).

    (3.B) By-Laws, as amended through the date of this filing, (incorporated by reference from the 1994 10-K, Exhibit 3.B)

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

    (4.B) Form of Common Stock Certificate of the Company (incorporated by reference from the 1994 10-K, Exhibit 4.B).

    (4.C) Relevant portions of the Company's Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B above, respectively, are hereby incorporated by reference.

    (4.D.1) Rights Agreement dated as of February 15, 1992 between the Company and the Rights Agent named therein, as amended (incorporated by reference from the Company's Current Report on Form 8-K dated September 21, 1995, Exhibit 4.1).

    (4.D.2) Acceptance of Successor Trustee to Appointment under Rights Agreement noted in 4.D.1 above (incorporated by reference from the Company's Current Report on Form 8-K, dated November 30, 1995, Exhibit 4).

    (4.E) Indenture dated as of November 1, 1990 between FINOVA and the Trustee named therein (incorporated by reference from Greyhound Financial Corporation's Registration Statement on Form S-3, Registration No. 33-37743, Exhibit 4).

    (4.F) Fourth Supplemental Indenture dated as of April 17, 1992 between FINOVA Capital and the Trustee named therein, supplementing the Indenture referenced in Exhibit 4.E above (incorporated by reference from GFC Financial Corporation's Annual Report on Form 10-K for the year 1992 (the "1992 10-K"), Exhibit 4.F).

    (4.G) Form of Indenture dated as of September 1, 1992 between FINOVA and the Trustee named therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

 Exhibit No.                               Description
 -----------                               -----------

    (4.H) Form of Indenture dated as of October 1, 1995 between FINOVA and the Trustee named therein (incorporated by reference from FINOVA's Report on Form 8-K dated October 25, 1995, Exhibit 4.1).

    (10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement dated as of May 31, 1976 among FINOVA Capital and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminster Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from the Corporation's Current Report on Form 8-K dated May 23, 1994,
                  Exhibit 10.I).

    (10.A.1) First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

    (10.A.2) Second Amendment dated as of May 11, 1995 to the Sixth Amendment and Restatement noted in 10.A above (incorporated by reference from FINOVA Group's Quarterly Report on Form 10-Q for the period ending September 30, 1995 (the "Third Quarter 10- Q", Exhibit 10.A).

    (10.A.3) Third Amendment dated as of November 1, 1995 to Sixth Amendment noted in 10.A above (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.B).

    (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from the Company's Report on Form 8-K dated May 23, 1994, Exhibit 10.2).

    (10.B.1) First Amendment dated as of September 30, 1994 to the Credit Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

    (10.B.2) Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.C).

    (10.B.3) Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the Third Quarter 10-Q, Exhibit 10.D).

    (10.C) Interim Services Agreement dated January 28, 1993 among the Company, The Dial Corp and others, (incorporated by reference from the 1992 10-K, Exhibit 10.JJ).

    (10.D) Tax Sharing Agreement dated February 19, 1992 among the Company, The Dial Corp and others, (incorporated by reference from the 1992 10-K, Exhibit 10.KK).

 Exhibit No.                               Description
 -----------                               -----------

    (10.E) Certificate of Designations of Series A Redeemable Preferred Stock of FINOVA, dated March 17, 1992, (incorporated by reference from the 1992 10-K, Exhibit 10.MM).

    (10.F) Sublease dated as of April 1, 1991, among the Company, The Dial Corp and others, relating to the Company's principal office space, (incorporated by reference from the 1992 10-K, Exhibit 10.F).

    (10.G) Stock Purchase Agreement between Bell Atlantic TriCon Leasing Corporation and Greyhound Financial Corporation dated as of March 4, 1994 (incorporated by reference from the 1993 10-K,
                  Exhibit 10.F).

    (10-H) Form of Assets Purchase Agreement between Bell Atlantic TriCon Leasing Corporation and TriCon Capital Corporation (incorporated by reference from the 1993 10-K, Exhibit 10.G).

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