Form 10-Q
period 1996-06-30
FINOVA CAPITAL CORP
filed 1996-08-08
CIK 43960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)

 [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                     June 30, 1996

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

                                YES   X    NO
                                    -----     -----
The Registrant meets the conditions set forth in General Instructions H(i)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced disclosure format.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


As of August 6,1996, 25,000 shares of Common Stock ($1.00 par value) were outstanding and were held by an affiliate.

                           FINOVA CAPITAL CORPORATION

                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------
PART I FINANCIAL INFORMATION.
       Item 1.  Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - June 30, 1996 and
               December 31, 1995                                                     1

             Condensed Consolidated Income Statement - Three and Six Months
               Ended June 30, 1996 and 1995                                          2

             Condensed Consolidated Statement of Cash Flows - Six Months
               Ended June 30, 1996 and 1995                                          3

             Notes to Interim Condensed Consolidated Financial Information         4 - 6


       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 6 - 8


PART II      OTHER INFORMATION.

       Item 4. Submission of Matters to a Vote of Security Holders                   8

       Item 6. Exhibits and Reports on Form 8-K                                      8

       SIGNATURES                                                                    9

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                        (Unaudited)
                                                          June 30,         December 31,
ASSETS:                                                     1996              1995
                                                        -----------        -----------
CASH AND CASH EQUIVALENTS                               $    23,250        $    90,329

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned
  income of $389,458 and $354,961, respectively           5,144,969          4,973,864
 Direct financing leases                                    776,924            828,713
 Operating leases                                           521,729            460,798
 Leveraged leases                                           450,818            366,196
 Factored receivables                                       347,452            189,486
                                                        -----------        -----------
                                                          7,241,892          6,819,057
Less reserve for possible credit losses                    (148,695)          (140,333)
                                                        -----------        -----------
    Investment in financing transactions - net            7,093,197          6,678,724
OTHER ASSETS AND DEFERRED CHARGES                           349,426            294,782
                                                        -----------        -----------
                                                        $ 7,465,873        $ 7,063,835
                                                        ===========        ===========
LIABILITIES:
 Accounts payable and accrued expenses                  $    79,911        $   103,990
 Due to clients                                             228,170            181,548
 Interest payable                                            49,506             45,553
 Senior debt                                              5,970,459          5,649,368
 Deferred income taxes                                      238,997            227,797
                                                        -----------        -----------
                                                          6,567,043          6,208,256
                                                        -----------        -----------
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 25,000 shares issued and outstanding              25                 25
 Additional capital                                         677,948            677,948
 Retained income                                            226,502            183,292
 Cumulative translation adjustments                          (5,645)            (5,686)
                                                        -----------        -----------
                                                            898,830            855,579
                                                        -----------        -----------
                                                        $ 7,465,873        $ 7,063,835
                                                        ===========        ===========

           See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)
                                   (Unaudited)

                                     Three Months Ended                Six Months Ended
                                         June 30,                          June 30,
                              -------------------------------    ------------------------------
                                  1996              1995            1996              1995
                              -----------       ------------     -----------        -----------
Interest and income
 earned from financing
 transactions                 $   185,510       $    163,816     $   371,093        $  318,331
Operating lease income             25,042             20,877          48,015            41,119
Interest expense                  (99,244)           (90,197)       (196,300)         (174,721)
Depreciation                      (14,625)           (13,168)        (31,903)          (25,911)
                              -----------       ------------     -----------        ----------
Interest margins earned            96,683             81,328         190,905           158,818
Provision for possible
 credit losses                    (10,500)           (11,600)        (24,750)          (18,000)
                              -----------       ------------     -----------        ----------
Net interest margins
 earned                            86,183             69,728         166,155           140,818
Gains on sale of assets               882              4,073           7,539             7,053
                              -----------       ------------     -----------        ----------
                                   87,065             73,801         173,694           147,871
Selling, administrative and
 other operating expenses         (41,044)           (36,420)        (84,394)          (72,995)
                              -----------       ------------     -----------        ----------
Income before income
 taxes                             46,021             37,381          89,300            74,876
Income taxes                      (17,900)           (13,752)        (34,058)          (28,879)
                              -----------       ------------     -----------        ----------
NET INCOME                    $    28,121       $     23,629     $    55,242        $   45,997
                              ===========       ============     ===========        ==========

           See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                    --------------------------------
OPERATING ACTIVITIES:                                    1996                1995
                                                    ------------         -----------
 Net income                                        $     55,242         $    45,997
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for possible credit losses                  24,750              18,000
   Depreciation and amortization                         39,918              33,332
   Gains on sale of assets                               (7,539)             (7,053)
   Deferred income taxes                                 11,200               1,638
 Change in assets and liabilities, net of effects
  from subsidiaries purchased                           (79,304)            (29,132)
                                                   ------------         ------------
      Net cash provided by operating activities          44,267              62,782
                                                   ------------         ------------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                            93,649              20,574
 Proceeds from assets securitized                       100,000
 Principal collections on financing transactions        667,231             576,738
 Expenditures for financing transactions             (1,150,212)           (869,130)
 Net change in short-term financing transactions        (44,219)           (135,486)
 Purchase of portfolios                                    (795)           (127,045)
 Other                                                    1,539               1,290
                                                   ------------         ------------
     Net cash used by investing activities             (332,807)           (533,059)
                                                   ------------         ------------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                  215,392             219,072
 Long-term borrowings                                   565,000             650,000
 Repayment of long-term borrowings                     (523,788)           (397,592)
 Net advances and contributions from Parent                (644)            (19,855)
 Dividends                                              (12,032)            (11,037)
 Net change in due to factored clients                  (22,467)              1,943
                                                   ------------         ------------
     Net cash provided by financing activities          221,461             442,531
                                                   ------------         ------------

DECREASE IN CASH AND CASH EQUIVALENTS                   (67,079)            (27,746)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           90,329              52,753
                                                   ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $     23,250         $    25,007
                                                   ============         ============

           See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

NOTE A   BASIS OF PREPARATION

         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA Capital Corporation is a wholly-owned subsidiary of The FINOVA Group Inc.

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of June 30, 1996, the results of operations for the quarter and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years that begin after December 15, 1995. As permitted under the provisions of SFAS 123, the Company continues to account for such compensation under rules existing prior to SFAS 123. The Company will provide the required pro forma disclosures in the 1996 Annual Report with respect to SFAS 123.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", effective for transactions entered into after December 31, 1996. This statement changes the accounting treatment of future transactions which transfer financial assets but retain the servicing rights, such as securitizations. The future effect on the Company's financial position and the results of operations has not been determined.

NOTE C   PORTFOLIO QUALITY

         The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                  JUNE 30, 1996
                             (Dollars in Thousands)

                                          Revenue Accruing                          Nonaccruing
                                   -----------------------------         -----------------------------------
                                                            Repos-
                                                            sessed                      Repos-       Leases          Total
                                    Original                Assets                      sessed         &           Carrying
                                      Rate       Impaired    (1)         Impaired       Assets       Other          Amount
                                   ----------    --------   ------       --------       ------       ------        --------
Transportation Finance (2)         $1,180,489    $          $          $              $            $            $1,180,489
Resort Finance                      1,008,462      2,841     13,287        2,410       28,399                    1,055,399
Commercial Real Estate Finance        677,501     12,321     43,641        2,609       16,736          988         753,796
Communications Finance                622,025      2,496                  15,866        3,479                      643,866
Corporate Finance (3)                 619,453      3,523                  15,543          335                      638,854
Manufacturer & Dealer Services (3)    491,159                                204                    53,518         544,881
Medical Finance                       513,488                                                          859         514,347
Rediscount Finance                    378,221                                                                      378,221
Franchise Finance                     352,112      1,342                   3,207                       878         357,539
Commercial Equipment Finance          330,767                              4,585                     3,575         338,927
Factoring Services                    226,897                              3,482                                   230,379
Commercial Finance                    207,073                             10,009                                   217,082
Inventory Finance                     202,188                                415                                   202,603
Government Finance                    130,855                                                            3         130,858
Other                                  46,892                              2,721                     5,038          54,651
                                   ----------    -------    -------    -------        -------      -------      ----------
TOTAL (3)                          $6,987,582    $22,523    $56,928      $61,051      $48,949      $64,859      $7,241,892
                                   ==========    =======    =======      =======      =======      =======      ==========

- --------------------
(1) The Company earned income totaling $3.1 million on repossessed assets during the six months ended June 30, 1996, including $2.7 million in Commercial Real Estate and $0.4 million in Resort Finance.

(2) Transportation Finance includes $189.4 million of aircraft financing booked through the London office.

(3) Excludes $353.3 million of assets securitized which the Company manages, including $300 million in Corporate Finance and $53.3 million in Manufacturer and Dealer Services.

                              -------------------

RESERVE FOR POSSIBLE CREDIT LOSSES:

         The reserve for possible credit losses of $148.7 million at June 30, 1996 represents 2.0% of managed assets (investment in financing transactions and securitized assets) before deducting such reserve. Changes in the reserve for possible credit losses were as follows:

                                                      Six Months Ended
                                                          June 30,
                                               -------------------------------
                                                  1996               1995
                                               ------------      -------------
                                                   (Dollars in Thousands)
Balance, beginning of period                   $    140,333     $    122,233
Provision for possible credit losses                 24,750           18,000
Write-offs                                         (20,024)         (15,867)
Recoveries                                            1,534            1,289
Other                                                 2,102            2,082
                                               ------------     ------------
Balance, end of period                         $    148,695     $    127,737
                                               ============     ============

         The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

         The specific impairment reserve of $10.6 million at June 30, 1996 applies to $30.3 million of the $83.6 million of impaired loans. The remaining $138.1 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996
                      TO THE SIX MONTHS ENDED JUNE 30, 1995

         The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company").

RESULTS OF OPERATIONS

         Net income for the six months ended June 30, 1996 was $55.2 million compared to $46.0 million for the first six months of 1995, a 20% increase in net income.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation, were $190.9 million for the six months ended June 30, 1996, compared with $158.8 million during the same period in 1995, an increase of 20%. The increase was primarily due to a 19% increase in average managed assets (investment in financing transactions plus securitizations) during the respective periods, while interest margins earned as a percentage of average earning assets remained steady at 5.8%.

         NON-INTEREST EXPENSE. The provision for possible credit losses, which increases the reserve for possible credit losses, increased to $24.8 million for the first six months of 1996 from $18.0 million in 1995, primarily due to the increase in managed assets. The reserve for possible credit losses as a percentage of nonaccruing assets increased to 85.0% at June 30, 1996 from 77.8% at June 30, 1995.

         Selling, administrative and other operating expenses were higher during the first six months of 1996 than in 1995, due primarily to the growth in managed assets and incentives related to the Company's performance. As a percentage of interest margins earned, these expenses decreased to 44.2% in the first half of 1996, from 46.0% during the same period in 1995.

          GAINS ON SALE OF ASSETS. Gains on sale of assets were slightly higher in 1996 compared to 1995 primarily due to the amount and type of assets coming off lease during the respective periods.

         INCOME TAXES. Income taxes increased during the six months ended June 30, 1996, primarily due to the increase in pre-tax income, partially offset by a lower effective tax rate. The lower effective tax rate, which decreased from 38.6% in 1995 to 38.1% in the first six months of 1996, was primarily related to lower foreign tax effects and increased municipal income.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

         Managed assets grew by $472.8 million during the first six months of 1996 and totaled $7.60 billion at June 30, 1996. The increase was attributable to new business of $1.39 billion during the period, compared to $1.00 billion for the six months ended June 30, 1995, partially offset by portfolio amortization and higher than normal prepayment levels in certain lines of business.

         The reserve for possible credit losses increased from $140.3 million at December 31, 1995 to $148.7 million at June 30, 1996, primarily due to the increase in managed assets. Write-offs during the period were $20.0 million compared to $15.9 million during 1995, while recoveries increased to $1.5 million for the first six months of 1996, from $1.3 million in 1995. Nonaccruing assets increased to $174.9 million at June 30, 1996, compared to $167.9 million at the end of 1995; however, nonaccruing assets as a percentage of managed assets decreased to 2.3% from 2.4% at December 31, 1995.

         The company had total debt of $5.97 billion at June 30, 1996 or 6.6 times its equity base of $898.8 million. This is comparable to year-end debt of $5.65 billion, or 6.6 times the December 31, 1995 equity base of $855.6 million.

         In 1993, FINOVA entered into interest rate hedge agreements on $750 million of floating-rate borrowings. During the six months ended June 30, 1996, a portion of those agreements matured. The remainder will expire prior to the end of the year.

         Growth in funds employed is financed by the company's internally generated funds and new borrowings. During the six months ended June 30, 1996, FINOVA issued $565.0 million in new long-term borrowings and recognized a net increase in commercial paper borrowings of approximately $215 million. Repayments of long-term debt totaled $524 million during the first six months of 1996.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

         The Company continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. Additionally, the Company continues to evaluate potential acquisition opportunities that it believes are consistent with its business strategies. On May 9, 1996, the Company acquired LINC Financial Services, Inc. ("LINC"). The transaction supplements the Company's Medical Finance business by adding approximately $62 million in factored receivables, net of amounts due to clients, as well as expertise in the financing of health care receivables. On May 20, 1996, the Company announced that it had signed a definitive agreement to acquire Financing for Science International, Inc. ("FSI"), a specialty leasing company serving the high technology and life science industries in the United States. The transaction is awaiting the approval of FSI's shareholders and is expected to be consummated in the third quarter of 1996.

         Subsequent to the end of the second quarter, Standard & Poor's Rating Group raised FINOVA's senior debt rate from BBB+ to A-.

NEW ACCOUNTING STANDARDS

         See Note B of Notes to Interim Condensed Consolidated Financial Information in Part I, Item 1 of this report.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Omitted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   The following exhibits are filed herewith:

            Exhibit No.                  Document
            -----------                  --------
               12            Computation of Ratio of Income to Combined Fixed
                             Charges and Preferred Stock Dividends (interim period).

               27            Financial Data Schedule.

       (b)   Reports on Form 8-K:

                   A Report on Form 8-K, dated July 18, 1996, was filed by
             Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the second quarter ended June 30, 1996 (unaudited).

                  A Report on Form 8-K, dated May 6, 1996, was filed by
             Registrant which reported under Item 7 an Underwriting Agreement and a Pricing Agreement between the Registrant and Deutsche Morgan Grenfell / C.J. Lawrence Inc.

                           FINOVA CAPITAL CORPORATION


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           FINOVA CAPITAL CORPORATION

                                  (Registrant)

Dated: August 6, 1996     By: /s/ Bruno A. Marszowski
                             -------------------------------------------
                             Bruno A. Marszowski, Senior Vice President,
                             Chief Financial Officer and Controller
                             Principal Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                             JUNE 30, 1996 FORM 10-Q


Exhibit No.                             Document
- -----------                             --------

    12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

    27       Financial Data Schedule.