Form 10-Q
period 1996-09-30
FINOVA CAPITAL CORP
filed 1996-11-07
CIK 43960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                September 30, 1996

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

The Registrant meets the conditions set forth in General Instructions H (i)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced format.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 1996, 25,000 shares of Common Stock ($1.00 par value) were outstanding and were held by an affiliate.

                           FINOVA CAPITAL CORPORATION


                                TABLE OF CONTENTS



                                                                               Page No.
                                                                               --------
PART I  FINANCIAL INFORMATION.

        Item 1.   Financial Statements.
                  Condensed Consolidated Financial Information:

                  Condensed Consolidated Balance Sheet - September 30, 1996 and
                    December 31, 1995                                               1

                  Condensed Consolidated Income Statement - Three and Nine Months
                    Ended September 30, 1996 and 1995                               2

                  Condensed Consolidated Statement of Cash Flows - Nine Months
                    Ended September 30, 1996 and 1995                               3

                  Notes to Interim Condensed Consolidated Financial Information   4 - 6


        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                           6 - 8


PART II OTHER INFORMATION.

        Item 6.   Exhibits and Reports on Form 8-K                                  8


  SIGNATURES                                                                        9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                      (Unaudited)
                                                     September 30,      December 31,
                                                          1996              1995
                                                      -----------       -----------
ASSETS
CASH AND CASH EQUIVALENTS                             $    58,862       $    90,329

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less
   unearned income of $381,182 and
   $354,961, respectively                               5,041,061         4,794,181
 Direct financing leases                                1,016,546           828,713
 Factored receivables                                     614,372           369,169
 Operating leases                                         506,399           460,798
 Leveraged leases                                         456,898           366,196
                                                      -----------       -----------
                                                        7,635,276         6,819,057
Less reserve for possible credit losses                  (156,339)         (140,333)
                                                      -----------       -----------
    Investment in financing transactions - net          7,478,937         6,678,724
OTHER ASSETS AND DEFERRED CHARGES                         362,520           294,782
                                                      -----------       -----------
                                                      $ 7,900,319       $ 7,063,835
                                                      ===========       ===========
LIABILITIES:
 Accounts payable and accrued expenses                $    79,333       $   103,990
 Due to clients                                           255,827           181,548
 Interest payable                                          31,766            45,553
 Senior debt                                            6,350,043         5,649,368
 Deferred income taxes                                    260,899           227,797
                                                      -----------       -----------
                                                        6,977,868         6,208,256
                                                      -----------       -----------
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 25,000 shares issued                            25                25
 Additional capital                                       677,985           677,948
 Retained income                                          249,669           183,292
 Cumulative translation adjustments                        (5,228)           (5,686)
                                                      -----------       -----------
                                                          922,451           855,579
                                                      -----------       -----------
                                                      $ 7,900,319       $ 7,063,835
                                                      ===========       ===========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)
                                   (Unaudited)

                                                        Three Months Ended                       Nine Months Ended
                                                          September 30,                            September 30,
                                               ---------------- --- ----------------    ---------------- -- -----------------
                                                    1996                 1995                1996                 1995
                                               ----------------     ----------------    ----------------    -----------------
Interest and income earned from
 financing transactions                        $     197,998        $       171,004     $     569,091       $      489,335
Operating lease income                                23,356                 21,283            71,371               62,402
Interest expense                                    (101,858)               (93,136)         (298,158)            (267,857)
Depreciation                                         (15,247)               (12,980)          (47,150)             (38,891)
                                               -------------        ---------------     -------------       --------------
Interest margins earned                              104,249                 86,171           295,154              244,989
Provision for possible credit losses                 (14,050)               (10,800)          (38,800)             (28,800)
                                               -------------        ---------------     -------------       --------------
Net interest margins earned                           90,199                 75,371           256,354              216,189
Gains on sale of assets                                2,714                  4,646            10,253               11,699
                                               -------------        ---------------     -------------       --------------
                                                      92,913                 80,017           266,607              227,888
Selling, administrative and
 other operating expenses                            (45,598)               (39,583)         (129,992)            (112,578)
                                               -------------        ---------------     -------------       --------------
Income before income taxes                            47,315                 40,434           136,615              115,310
Income taxes                                         (17,552)               (15,284)          (51,610)             (44,163)
                                               -------------        ---------------     -------------       --------------
NET INCOME                                     $      29,763        $        25,150     $      85,005       $       71,147
                                               =============        ===============     =============       ==============


See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                      -----------------------------
OPERATING ACTIVITIES:                                     1996              1995
                                                      -----------       -----------
 Net income                                           $    85,005       $    71,147
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for possible credit losses                    38,800            28,800
   Depreciation and amortization                           59,441            50,740
   Gains on sale of assets                                (10,253)          (11,699)
   Deferred income taxes                                   27,048             8,518
 Change in assets and liabilities, net of effects
   from subsidiaries purchased                            (98,610)           21,281
                                                      -----------       -----------
      Net cash provided by operating activities           101,431           168,787
                                                      -----------       -----------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                             156,700            48,191
 Proceeds from assets securitized                         100,000
 Principal collections on financing transactions        1,008,971           770,426
 Expenditures for financing transactions               (1,711,893)       (1,379,847)
 Net change in short-term financing transactions         (112,373)         (311,248)
 Purchase of portfolios, net of cash received              (7,455)         (127,045)
 Other                                                      2,062             1,675
                                                      -----------       -----------
     Net cash used by investing activities               (563,988)         (997,848)
                                                      -----------       -----------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                    467,219           494,292
 Long-term borrowings                                     564,988           825,000
 Repayment of long-term borrowings                       (586,237)         (489,323)
 Net advances to and contributions from parent             (1,442)          (22,309)
 Dividends                                                (18,628)          (17,078)
 Net change in due to clients                               5,190             6,151
                                                      -----------       -----------
     Net cash provided by financing activities            431,090           796,733
                                                      -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                     (31,467)          (32,328)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             90,329            52,753
                                                      -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    58,862       $    20,425
                                                      ===========       ===========



See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE A   BASIS OF PREPARATION
         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company").

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of September 30, 1996, the results of operations for the quarter and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.


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

         In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", effective for transactions entered into in fiscal years that begin after December 15, 1995. As permitted under the provisions of SFAS 123, the Company continues to account for such compensation under rules existing prior to SFAS 123. The Company will provide the required pro forma disclosures in the 1996 Annual Report with respect to SFAS 123 for 1995 and 1996.

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

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                               September 30, 1996
                             (Dollars in Thousands)

                                                           Revenue Accruing
                                             ------------------------------------------------
                                                                                  Repos-
                                                                                  sessed
                                                   Market                         Assets
                                                  Rate (1)         Impaired         (2)
                                             ------------------- ------------- --------------
Transportation Finance (3)                   $        1,222,595  $             $
Resort Finance                                        1,049,791        2,834          13,741
Commercial Real Estate Finance                          685,087       19,246          41,885
Corporate Finance (4)                                   687,815        5,382
Manufacturer & Dealer Services (4) (5)                  518,042
Medical Finance                                         555,078
Commercial Equipment Finance                            508,128
Communications Finance                                  478,338       10,035
Rediscount Finance                                      412,868
Franchise Finance                                       360,561        1,258
Inventory Finance                                       275,525
Factoring Services                                      236,832
Commercial Finance                                      192,310
Government Finance                                      139,479
Other                                                    45,680
                                             ------------------  -----------   -------------
TOTAL (4)                                    $        7,368,129  $    38,755   $      55,626
                                             ==================  ===========   =============


                                                           Nonaccruing
                                             ----------------------------------------
                                                               Repos-       Leases             Total
                                                               sessed         &              Carrying
                                               Impaired        Assets       Other             Amount
                                             -------------- ------------- -----------     ----------------
Transportation Finance (3)                   $              $             $              $    1,222,595
Resort Finance                                      1,056         28,678                      1,096,100
Commercial Real Estate Finance                      2,609         16,117         988            765,932
Corporate Finance (4)                              12,288            335                        705,820
Manufacturer & Dealer Services (4) (5)                259                     58,669            576,970
Medical Finance                                     1,133                      1,749            557,960
Commercial Equipment Finance                        4,600                      4,792            517,520
Communications Finance                             14,334          3,287                        505,994
Rediscount Finance                                                                              412,868
Franchise Finance                                   2,516                        745            365,080
Inventory Finance                                     395                                       275,920
Factoring Services                                  3,415                                       240,247
Commercial Finance                                  9,741                                       202,051
Government Finance                                      2                                       139,481
Other                                                 413                      4,645             50,738
                                             ------------   ------------  ----------     --------------
TOTAL (4)                                    $     52,761   $     48,417  $   71,588     $    7,635,276
                                             ============   ============  ==========     ==============

--------------------
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.2 million on repossessed assets during the nine months ended September 30, 1996, including
       $3.5 million in Commercial Real Estate Finance and $0.7 million in Resort Finance.
(3) Transportation Finance includes $183.7 million of new aircraft financing business booked through the London office.
(4) Excludes $334.9 million of assets securitized which the Company manages, including $300.0 million in Corporate Finance and $34.9 million in Manufacturer and Dealer Services.
(5) On October 21, 1996, the Company announced that it has entered into a definitive agreement to sell its Manufacturer and Dealer Services business. See "Recent Developments and Business Outlook" in Management's Discussion and Analysis for further detail.

RESERVE FOR POSSIBLE CREDIT LOSSES:
         The reserve for possible credit losses of $156.3 million at September 30, 1996 represents 2.0% of managed assets (investment in financing transactions and securitized assets) before deducting such reserve. Changes in the reserve for possible credit losses were as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                       1996               1995
                                                    ------------      ----------
                                                        (Dollars in Thousands)

Balance, beginning of period                        $ 140,333         $ 122,233
Provision for possible credit losses                   38,800            28,800
Write-offs                                            (31,007)          (22,868)
Recoveries                                              2,062             1,675
Other                                                   6,151             1,724
                                                    ---------         ---------
Balance, end of period                              $ 156,339         $ 131,564
                                                    =========         =========

         The Company believes that collateral values significantly reduce its loss exposure and that the reserve for possible credit losses is adequate.

         The specific impairment reserve of $9.3 million at September 30, 1996 applies to $30.6 million of the $91.5 million of impaired loans. The remaining $147.0 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of the amount to cover potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company").

RESULTS OF OPERATIONS
         Net income for the nine months ended September 30, 1996 was $85.0 million, compared to $71.1 million for the first nine months of 1995, representing a 19% increase in net income and earnings per share. The increase in earnings was primarily due to portfolio growth, higher interest margins earned, lower nonearnings and improved operating efficiencies (operating expenses as a percentage of interest margins earned), as detailed below.

         INTEREST MARGINS EARNED. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation, were $295.2 million for the nine months ended September 30, 1996, compared with $245.0 million during the same period in 1995, an increase of 20%. The increase in interest margins earned was primarily due to a 19% growth in average managed assets (funds employed and assets sold under securitization agreements and managed by the Company) and an increase in the interest margin as a percentage of average earning assets, which increased to 5.9% for the nine months ended September 30, 1996 from 5.8% for the same period in 1995.

         NON-INTEREST EXPENSE. The provision for possible credit losses, which increases the reserve for possible credit losses, increased to $38.8 million for the first nine months of 1996 from $28.8 million in 1995, primarily due to the increase in managed assets. The reserve for possible credit losses as a percentage of nonaccruing assets increased to 90.5% at September 30, 1996 from 77.8% at September 30, 1995.

         Selling, administrative and other operating expenses were higher during the first nine months of 1996 than in 1995, due primarily to the growth in managed assets and higher incentive compensation expense related to the Company's improved results and stock performance. As a percentage of interest margins earned, these expenses decreased to 44.0% in the first nine months of 1996, from 46.0% during the same period in 1995.

          GAINS ON SALE OF ASSETS. Gains on sale of assets were lower in 1996 compared to 1995, primarily due to the amount and type of assets coming off lease during the respective periods. The timing of such gains is sporadic in nature.

         INCOME TAXES. Income taxes increased during the nine months ended September 30, 1996, primarily due to the increase in pre-tax income, partially offset by a lower effective tax rate. The lower effective tax rate, which decreased from 38.3% in 1995 to 37.8% in the first nine months of 1996, was primarily related to lower foreign tax effects and increased tax exempt municipal income.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES
         Managed assets grew by $847.8 million during the first nine months of 1996 and totaled $7.97 billion at September 30, 1996. The increase was attributable primarily to new business of $2.10 billion during the period, compared to $1.69 billion for the nine months ended September 30, 1995, and the addition of $318 million of acquired portfolios, offset partially by portfolio prepayments and amortization.

         The reserve for possible credit losses increased to $156.3 million at September 30, 1996 from $140.3 million at December 31, 1995, primarily due to the increase in managed assets. Write-offs during the period were $31.0 million compared to $22.9 million during 1995, while recoveries increased to $2.1 million for the first nine months of 1996, from $1.7 million in 1995. Nonaccruing assets increased to $172.8 million at September 30, 1996, compared to $167.9 million at the end of 1995; however, nonaccruing assets as a percentage of managed assets decreased to 2.2% from 2.4% at December 31, 1995.

         Growth in funds employed is generally financed by the Company's internally generated cash flows and new borrowings. During the nine months ended September 30, 1996, FINOVA issued $565 million in new long-term borrowings and recognized a net increase in commercial paper borrowings of approximately $467 million. Repayments of long-term debt totaled $586 million during the first nine months of 1996. The Company had total debt of $6.35 billion at September 30, 1996, or 6.9 times its equity base of $922.5 million, compared to year-end 1995 debt of $5.65 billion, or 6.6 times the December 31, 1995 equity base of $855.6 million. The Company also had deferred taxes of $260.9 million, generally used to reduce debt and, therefore, help finance lending activities.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK
         On August 29, 1996, the Company consummated the acquisition of Financing for Science International, Inc. (now known as FINOVA Technology Finance, Inc.), a specialty leasing company servicing the high technology, life sciences, environmental technology and health care industries in the United States.

The transaction added a portfolio of approximately $188 million to the Company's investment in financing transactions.

         On October 21, 1996, the Company announced that it has entered into a definitive agreement to sell its Manufacturer & Dealer Services business ("MDS") to Green Tree Financial Corporation for approximately $610 million, including the assumption of certain liabilities. The purchase price reflects a premium of approximately $58 million over the book value of MDS's assets, prior to allocation and accrual of related costs and expenses. MDS is a provider of vendor-oriented sales finance programs involving small-ticket leasing and financing products for commercial end-user customers. The transaction, which is subject to usual closing conditions, including compliance with the Hart-Scott-Rodino Act, has a scheduled closing date of November 30, 1996.

NEW ACCOUNTING STANDARDS
         See Note B of Notes to Interim Condensed Consolidated Financial Information in Part I, Item 1 of this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   The following exhibits are filed herewith:

               Exhibit No.        Document
               --------------     -------------------------------------------
                    12            Computation of Ratio of Income to Combined
                                  Fixed Charges and Preferred Stock Dividends
                                  (interim period).

                    27            Financial Data Schedule.

       (b)   Reports on Form 8-K:

                   A Report on Form 8-K, dated October 17, 1996, was filed by
             Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the third quarter ended September 30, 1996 (unaudited).

                   A Report on Form 8-K, dated October 21, 1996, was filed by
             Registrant which reported under Items 5 and 7 the definitive agreement to sell its Manufacturing and Dealer Services business to Green Tree Financial Corporation.

                           FINOVA CAPITAL CORPORATION





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FINOVA CAPITAL CORPORATION

                                  (Registrant)


Dated: November 5, 1996           By:    /s/ Bruno A. Marszowski
                                    --------------------------------------------
                                    Bruno A. Marszowski, Senior Vice President,
                                    Chief Financial Officer and Controller
                                    Principal Financial and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 1996 FORM 10-Q



               Exhibit No.        Document
               --------------     ------------------------------------------
                    12            Computation of Ratio of Income to Combined
                                  Fixed Charges and Preferred Stock Dividends
                                  (interim period).

                    27            Financial Data Schedule.