Form 10-Q
period 1997-03-31
FINOVA CAPITAL CORP
filed 1997-05-12
CIK 43960

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
 [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                    March 31, 1997

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

                                 YES |X|  NO | |

The Registrant meets the conditions set forth in General Instructions H (i)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced format.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 12, 1997, 25,000 shares of Common Stock ($1.00 par value) were outstanding and were held by an affiliate.

                           FINOVA CAPITAL CORPORATION


                                TABLE OF CONTENTS

                                                                                       Page No.
                                                                                       --------
PART I FINANCIAL INFORMATION.

       Item 1.     Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - March 31, 1997 and
                   December 31, 1996                                                       1

             Condensed Consolidated Income Statement - Three Months
                   Ended March 31, 1997 and 1996                                           2

             Condensed Consolidated Statement of Cash Flows - Three Months
                   Ended March 31, 1997 and 1996                                           3

             Notes to Interim Condensed Consolidated Financial Information               4 - 6


       Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                            6 - 8


PART II      OTHER INFORMATION.

       Item 6.     Exhibits and Reports on Form 8-K                                        8


       SIGNATURES                                                                          9

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------

                   FINOVA CAPITAL CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)

                                                                       (Unaudited)
                                                                         March 31,     December 31,
ASSETS:                                                                     1997           1996
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS                                               $    67,441    $    31,285

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned income                5,387,518      5,305,678
 Factored receivables                                                       634,564        564,430
 Operating leases                                                           570,869        517,690
 Leveraged leases                                                           496,865        514,573
 Direct financing leases                                                    389,557        396,388
                                                                        -----------    -----------
                                                                          7,479,373      7,298,759
Less reserve for possible credit losses                                    (152,545)      (148,693)
                                                                        -----------    -----------
    Investment in financing transactions - net                            7,326,828      7,150,066
Other assets and deferred charges                                           397,532        370,575
                                                                        -----------    -----------
                                                                        $ 7,791,801    $ 7,551,926
                                                                        ===========    ===========
LIABILITIES:
 Accounts payable and accrued expenses                                  $    81,522    $    97,080
 Due to clients                                                             297,397        218,494
 Interest payable                                                            30,140         52,677
 Senior debt                                                              6,010,987      5,850,223
 Deferred income taxes                                                      278,078        264,409
                                                                        -----------    -----------
                                                                          6,698,124      6,482,883
                                                                        -----------    -----------
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 25,000 shares issued                                              25             25
 Additional capital                                                         792,948        792,948
 Retained income                                                            301,287        275,062
 Cumulative translation adjustments                                            (583)         1,008
                                                                        -----------    -----------
                                                                          1,093,677      1,069,043
                                                                        -----------    -----------
                                                                        $ 7,791,801    $ 7,551,926
                                                                        ===========    ===========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                    1997         1996
                                                                 ---------    ---------
Interest and income earned from
 financing transactions                                          $ 191,112    $ 167,679
Operating lease income                                              25,965       22,973
Interest expense                                                   (97,172)     (88,224)
Depreciation                                                       (16,449)     (17,278)
                                                                 ---------    ---------
Interest margins earned                                            103,456       85,150
Provision for possible credit losses                                (8,000)     (11,624)
                                                                 ---------    ---------
Net interest margins earned                                         95,456       73,526
Gains on sale of assets                                              3,233        6,730
                                                                 ---------    ---------
                                                                    98,689       80,256
Selling, administrative and other operating expenses               (45,878)     (37,587)
                                                                 ---------    ---------
Income from continuing operations before income taxes               52,811       42,669
Income taxes                                                       (19,998)     (15,913)
                                                                 ---------    ---------
Income from continuing operations                                   32,813       26,756
Income from discontinued operations, net of tax                         --          365
                                                                 ---------    ---------
Net Income                                                       $  32,813    $  27,121
                                                                 =========    =========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                ----------------------
OPERATING ACTIVITIES:                                                              1997         1996
                                                                                ---------    ---------
 Net income                                                                     $  32,813    $  27,121
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible credit losses                                             8,000       11,624
   Depreciation and amortization                                                   20,683       21,083
   Gains on sale of assets                                                         (3,233)      (6,730)
   Deferred income taxes                                                           13,669       16,297
 Change in assets and liabilities, net of effects from subsidiaries purchased     (37,906)    (101,529)
 Other                                                                             (1,178)        (931)
                                                                                ---------    ---------
     Net cash provided by (used in) operating activities                           32,848      (33,065)
                                                                                ---------    ---------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                      43,548       42,293
 Proceeds from assets securitized                                                    --        100,000
 Principal collections on financing transactions                                  444,660      375,717
 Expenditures for financing transactions                                         (480,785)    (541,054)
 Net change in short-term financing transactions                                 (206,743)    (108,352)
 Other                                                                              1,342          581
                                                                                ---------    ---------
     Net cash used by investing activities                                       (197,978)    (130,815)
                                                                                ---------    ---------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                                            447,494      115,530
 Long-term borrowings                                                               5,625      190,000
 Repayment of long-term borrowings                                               (292,768)    (219,000)
 Net advances to and contributions from parent                                    (31,380)      (5,158)
 Dividends                                                                         (6,588)      (6,012)
 Net change in due to clients                                                      78,903       19,842
                                                                                ---------    ---------
     Net cash provided by financing activities                                    201,286       95,202
                                                                                ---------    ---------

Increase (decrease) in cash and cash equivalents                                   36,156      (68,678)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     31,285       90,329
                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  67,441    $  21,651
                                                                                =========    =========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NOTE A   BASIS OF PREPARATION
-----------------------------
         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc.

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Amounts for the three months ended March 31, 1996, have been restated to reflect discontinued operations.

NOTE B   SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
         Effective January 1, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Among other things, this statement changes the accounting treatment of transactions occurring subsequent to December 31, 1996 that transfer financial assets but retain the servicing rights, such as securitizations. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

NOTE C   PORTFOLIO QUALITY
--------------------------
         The following table presents a breakdown (by line of business) of the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                 MARCH 31, 1997
                             (Dollars in Thousands)

                                                        Revenue Accruing                                    Nonaccruing
                                         --------------------------------------------------  ---------------------------------------
                                                                         Repos-
                                            Market                       sessed                   Repos-       Leases       Total
                                           Interest                      Assets                   sessed          &       Carrying
                                           Rate (1)      Impaired         (2)     Impaired        Assets        Other      Amount
                                         --------------------------------------------------  ---------------------------------------
Transportation Finance (3) (4)            $1,423,281    $            $            $            $            $            $1,423,281
Resort Finance (4)                         1,096,435        3,393       14,021           77       21,970                  1,135,896
Commercial Real Estate Finance               713,021       23,694       46,173       13,960        9,777          940       807,565
Corporate Finance (4)                        633,519        3,063                    16,905          335                    653,822
Communications Finance (4)                   551,924        8,368                    12,825                                 573,117
Commercial Equipment Finance                 559,109                                  8,489                     3,499       571,097
Healthcare Finance                           501,609                                  1,010                       389       503,008
Rediscount Finance (4)                       434,052                                    213                                 434,265
Franchise Finance                            356,986        1,031                     1,923                       838       360,778
Inventory Finance (4)                        333,451                                  5,160                                 338,611
Factoring Services                           255,342                                  5,658                                 261,000
Commercial Finance                           178,217                                  9,872                                 188,089
Government Finance                           149,597                                                                        149,597
Other (5)                                     34,832                                                           44,415        79,247
                                          ----------   ----------   ----------   ----------   ----------   ----------   -----------
TOTAL (4)                                 $7,221,375   $   39,549   $   60,194   $   76,092   $   32,082   $   50,081   $ 7,479,373
                                          ==========   ==========   ==========   ==========   ==========   ==========   ===========

--------------------
(1) Represents original or renegotiated market interest rate terms, excluding impaired transactions.
(2) The Company earned interest income totaling $1.1 million on repossessed assets during the three months ended March 31, 1997, including $0.9 million in Commercial Real Estate Finance and $0.2 million in Resort Finance.
(3) Includes $171.9 million of new aircraft financing business entered into through the London office.
(4) Excludes $381.0 million of assets securitized and participations sold which the Company manages, including $329.4 million in Corporate Finance, $35.8 million in Communications Finance, $5.0 million in Rediscount Finance, $3.7 million in Resort Finance, $3.6 million in Inventory Finance and $3.5 million in Transportation Finance.
(5) Includes assets retained by the Company subsequent to the sale of the Manufacturer and Dealer Services' line of business.
                              --------------------

Reserve for Possible Credit Losses:

         The reserve for possible credit losses of $152.5 million at March 31, 1997 represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for possible credit losses were as follows:

                                                        Three Months Ended
                                                             March 31,
                                                 ------------------------------
                                                      1997             1996
                                                 ------------     -------------
                                                      (Dollars in Thousands)

Balance, beginning of period                     $    148,693     $    129,077
Provision for possible credit losses                    8,000           11,624
Write-offs                                             (5,300)          (7,858)
Recoveries                                              1,211              581
Other                                                     (59)             (21)
                                                 ------------     ------------
Balance, end of period                           $    152,545     $    133,403
                                                 ============     ============

         The specific impairment reserve of $8.2 million at March 31, 1997 applies to $26.8 million of the $115.6 million of impaired loans. The remaining $144.3 million of the reserve for possible credit losses is designated for general purposes and represents management's best estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
--------------------------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ----------------------

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997
                    TO THE THREE MONTHS ENDED MARCH 31, 1996

         The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company") FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group"). Amounts for the three months ended March 31, 1996 have been restated to reflect discontinued operations.

Results of Operations

         Income from continuing operations and net income for the first quarter of 1997 was $32.8 million compared to $26.8 million for the first quarter of 1996, an increase of 23%. Net income for the first quarter of 1996 was $27.1 million.

         Interest Margins Earned. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation, was $103.5 million in the first quarter of 1997, compared to $85.2 million in the same period a year ago. This 21% increase was primarily the result of a 16% increase in managed assets and an increase in interest margins earned as a percentage of average earning assets (from 5.7% to 5.9%).

         In the first quarter of 1997, managed assets increased at a 10% annualized growth rate as a result of new business recorded, partially offset by normal portfolio amortization and $160 million of prepayments. New business and fee-based volume totaled $1.43 billion in the first quarter of 1997, compared to $1.34 billion in the first quarter of 1996. In accordance with the Company's strategy to diversify into non-asset related businesses, fee-based volume represented a larger percentage of new activity in the first quarter of 1997 than in the first quarter of 1996.

         Interest margins earned as a percentage of average earning assets increased primarily because of lower interest costs. Interest costs as a percentage of average earning assets were lower during the first quarter of 1997 compared to 1996 primarily due to improved credit ratings, the maturity of certain interest rate hedges and lower debt to equity leverage during the period. Lower interest costs were partially offset by a decrease in income earned from financing transactions as a percentage of average earning assets in the first quarter of 1997 compared to 1996.

         Provision for credit losses. The provision for credit losses for the first quarter of 1997 was lower than the first quarter of 1996, as were write-offs. As an annualized percentage of average managed assets (excluding participations sold in which the Company has transferred credit risk), write-offs were 0.28% for the first quarter of 1997 compared to 0.47% in the first quarter of 1996. Management believes that 0.28% is unusually low and will not likely be sustained over the long-term.

         Gains on sale of assets. Gains on sale of assets were down in the first quarter of 1997 compared to an unusually high level in 1996. Gains are sporadic in nature and can vary significantly from period to period.

         Selling, administrative and other operating expenses. Selling, administrative and other operating expenses ("operating expenses") were higher in the first quarter of 1997 than in 1996, primarily due to the increased costs associated with the increase in the Company's portfolio. For the quarter, operating expenses as a percentage of interest margins earned were 44.3%, compared to 44.1% in the first quarter of 1996. Included in operating expenses for the first quarter of 1997 were higher incentive compensation accruals, including a $6.3 million pre-tax expense for the Chairman, President and Chief Executive Officer's value sharing plan, under an employment agreement, which reached one of its share price objectives in the first quarter of 1997. This plan is more fully described in The FINOVA Group's Annual Proxy Statement.

Financial Condition, Liquidity and Capital Resources

         Managed assets increased by $197.1 million during the first quarter of 1997 to $7,860 million at March 31, 1997. This increase is primarily attributable to the new business funded during the quarter, partially offset by portfolio amortization and prepayments.

         The reserve for possible credit losses increased to $152.5 million from $148.7 million at December 31, 1996 as a result of an $8.0 million provision for credit losses which was partially offset by $5.3 million of write-offs. The Company continues to experience improving portfolio performance as measured by nonaccruing assets, write-offs and reserve coverage. Nonaccruing assets are 2.0% of managed assets at March 31, 1997 and December 31, 1996, and the reserve for possible credit losses is 96.4% of nonaccruing assets at March 31, 1997, compared to 95.6% at the end of 1996.

         Growth in funds employed is generally financed by the Company's internally generated cash flow and new borrowings. As a result of the sale of the Company's Manufacturer & Dealer Services unit and the issuance of company-obligated mandatory redeemable convertible preferred securities ("TOPrS") by

FINOVA Group (the proceeds from which were contributed to the Company) during the fourth quarter of 1996, the Company had significantly paid down its commercial paper borrowings. As a result of the new business booked in the first quarter of 1997, outstanding commercial paper increased to $2.9 billion at March 31, 1997. Consequently, long-term borrowings only increased by $5.6 million during the first quarter of 1997. Senior debt outstanding totaled $6.0 billion at March 31, 1997 compared to $5.9 billion at December 31, 1996. The debt to equity ratio for the Company was 5.50x at March 31, 1997, up slightly from 5.47x at December 31, 1996.

         Deferred taxes, which are generally used to reduce debt, were $278.1 million at March 31, 1997 compared to $264.4 million at the end of 1996.

Recent Developments and Business Outlook

         On March 25, 1997, the Federal Reserve Board's Open Market Committee voted to increase the federal funds rate by 25 basis points to 5.50%. The resulting increase in general interest rates in the first quarter did not significantly impact interest margins earned for the period. As a result of the Company's matched funding policy, whereby floating rate assets are matched with floating rate debt, the impact of changes in interest rates on net interest margins earned is significantly mitigated. The Company's policy generally is to limit the difference between floating rate assets and floating rate debt to 3% of total assets.

         During the first quarter of 1997, the Company initiated the FINOVA Investment Alliance to provide equity and mezzanine debt financing to mid-side businesses in conjunction with institutional investors and selected fund sponsors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

       (a)   The following exhibits are filed herewith:

               Exhibit No.        Document
               --------------     ----------------------------------------------
                    12            Computation  of  Ratio  of Income  to Combined
                                  Fixed  Charges (interim period).

                    27            Financial Data Schedule.


       (b)   Reports on Form 8-K:

                   A Report on  Form 8-K,  dated  April 17, 1997, was  filed  by
              Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the first quarter ended March 31, 1997 (unaudited).

                           FINOVA CAPITAL CORPORATION





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     FINOVA CAPITAL CORPORATION

                                               (Registrant)



Dated:  May 12, 1997            By:            /s/ Bruno A. Marszowski
                                     -------------------------------------------
                                     Bruno A. Marszowski, Senior Vice President,
                                     Chief Financial Officer and Controller
                                     Principal Financial and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                            MARCH 31, 1997 FORM 10-Q


   Exhibit No.                              Document
   --------------     ----------------------------------------------------------
        12            Computation of Ratio of Income to Combined  Fixed  Charges
                      (interim period).

        27            Financial Data Schedule.