Form 10-Q
period 1997-06-30
FINOVA CAPITAL CORP
filed 1997-08-11
CIK 43960

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
 [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                     June 30, 1997

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

                                 YES |X| NO |_|

The Registrant meets the conditions set forth in General Instructions H(i)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced form.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 1997, 25,000 shares of Common Stock ($1.00 par value) were outstanding and held by an affiliate.

                           FINOVA CAPITAL CORPORATION


                                TABLE OF CONTENTS



                                                                                    Page No.
                                                                                    --------
PART I FINANCIAL INFORMATION.


       Item 1.     Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - June 30, 1997 and
                   December 31, 1996                                                    1

             Condensed Consolidated Income Statement - Three and Six Months
                   Ended June 30, 1997 and 1996                                         2

             Condensed Consolidated Statement of Cash Flows - Six Months
                   Ended June 30, 1997 and 1996                                         3

             Notes to Interim Condensed Consolidated Financial Information            4 - 6


       Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                         6 - 8


       Item 4.     Submission of Matters to a Vote of Security Holders                  8


PART II      OTHER INFORMATION.

       Item 6.     Exhibits and Reports on Form 8-K                                     8


       SIGNATURES                                                                       9

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                                        (Unaudited)
                                                                          June 30,     December 31,
                                                                            1997          1996
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS                                               $    49,621    $    31,285

INVESTMENT IN FINANCING TRANSACTIONS:
 Loans and other financing contracts, less unearned income                5,730,898      5,305,678
 Operating leases                                                           628,423        517,690
 Factored receivables                                                       597,515        564,430
 Leveraged leases                                                           517,671        514,573
 Direct financing leases                                                    351,689        396,388
                                                                        -----------    -----------
                                                                          7,826,196      7,298,759
Less reserve for possible credit losses                                    (159,747)      (148,693)
                                                                        -----------    -----------
    Investment in financing transactions - net                            7,666,449      7,150,066
Other assets and deferred charges                                           400,109        370,575
                                                                        -----------    -----------
                                                                        $ 8,116,179    $ 7,551,926
                                                                        ===========    ===========
LIABILITIES:
 Accounts payable and accrued expenses                                  $    91,441    $    97,080
 Due to clients                                                             241,953        218,494
 Interest payable                                                            46,693         52,677
 Senior debt                                                              6,338,122      5,850,223
 Deferred income taxes                                                      275,808        264,409
                                                                        -----------    -----------
                                                                          6,994,017      6,482,883
                                                                        -----------    -----------
STOCKHOLDER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 25,000 shares issued                                              25             25
 Additional capital                                                         792,948        792,948
 Retained income                                                            329,477        275,062
 Cumulative translation adjustments                                            (288)         1,008
                                                                        -----------    -----------
                                                                          1,122,162      1,069,043
                                                                        -----------    -----------
                                                                        $ 8,116,179    $ 7,551,926
                                                                        ===========    ===========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)
                                   (Unaudited)

                                         Three Months Ended         Six Months Ended
                                               June 30,                 June 30,
                                       ----------------------    -----------------------
                                          1997         1996         1997         1996
                                       ---------    ---------    ---------    ---------
Interest and income earned from
  financing transactions               $ 199,541    $ 167,593    $ 390,653    $ 335,272
Operating lease income                    28,946       25,042       54,911       48,015
Interest expense                        (101,883)     (89,718)    (199,055)    (177,942)
Depreciation                             (17,610)     (14,625)     (34,059)     (31,903)
                                       ---------    ---------    ---------    ---------
Interest margins earned                  108,994       88,292      212,450      173,442
Provision for possible credit losses     (18,300)      (7,876)     (26,300)     (19,500)
                                       ---------    ---------    ---------    ---------
Net interest margins earned               90,694       80,416      186,150      153,942
Gains on sale of assets                   10,468        1,315       13,701        8,045
                                       ---------    ---------    ---------    ---------
                                         101,162       81,731      199,851      161,987
Selling, administrative and other
 operating expenses                      (46,612)     (34,488)     (92,490)     (72,075)
                                       ---------    ---------    ---------    ---------
Income from continuing operations
 before income taxes                      54,550       47,243      107,361       89,912
Income taxes                             (19,853)     (18,391)     (39,851)     (34,304)
                                       ---------    ---------    ---------    ---------
Income from continuing operations         34,697       28,852       67,510       55,608
Loss from discontinued operations,
 net of tax                                 --           (731)        --           (366)
                                       ---------    ---------    ---------    ---------
Net Income                             $  34,697    $  28,121    $  67,510    $  55,242
                                       =========    =========    =========    =========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                             --------------------------
OPERATING ACTIVITIES:                                                            1997           1996
                                                                             -----------    -----------
 Net income                                                                  $    67,510    $    55,242
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible credit losses                                           26,300         19,500
   Depreciation and amortization                                                  42,576         38,629
   Gains on sale of assets                                                       (13,701)        (8,045)
   Deferred income taxes                                                          11,399         11,200
 Change in assets and liabilities, net of effects from subsidiaries
  purchased                                                                      (31,151)       (89,339)
 Other                                                                            (1,412)           528
                                                                             -----------    -----------
      Net cash provided by operating activities                                  101,521         27,715
                                                                             -----------    -----------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                    109,250         64,241
 Proceeds from assets securitized                                                 16,150        100,000
 Principal collections on financing transactions                                 946,031        797,383
 Expenditures for financing transactions                                      (1,146,890)      (992,705)
 Net change in short-term financing transactions                                (472,021)      (285,861)
 Purchase of portfolios                                                             --             (795)
 Other                                                                             1,765          1,482
                                                                             -----------    -----------
     Net cash used in investing activities                                      (545,715)      (316,255)
                                                                             -----------    -----------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                                           632,868        215,392
 Long-term borrowings                                                            565,625        565,000
 Repayment of long-term borrowings                                              (710,479)      (523,788)
 Net advances to and contributions from parent                                   (35,849)          (644)
 Dividends                                                                       (13,094)       (12,032)
 Net change in due to clients                                                     23,459        (22,467)
                                                                             -----------    -----------
     Net cash provided by financing activities                                   462,530        221,461
                                                                             -----------    -----------

Increase (decrease) in cash and cash equivalents                                  18,336        (67,079)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    31,285         90,329
                                                                             -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    49,621    $    23,250
                                                                             ===========    ===========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

NOTE A   BASIS OF PREPARATION
-----------------------------
         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc.

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of June 30, 1997, the results of operations for the quarter and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Amounts for the six months ended June 30, 1996 have been restated to reflect discontinued operations.

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

         In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The statement changes the reporting of certain items currently reported in the stockholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. Management does not expect this standard to have a material effect on the Company's financial statements.

         In June 1997 the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. This standard requires segments of a business enterprise to be reported based on the way management organizes and evaluates segments within the company. The standard also requires disclosures regarding products and services, geographical areas and major customers. The Company is currently evaluating the impact of this standard on its disclosures.

         The company plans to adopt both SFAS No. 130 and No. 131 in 1998.

NOTE C   PORTFOLIO QUALITY
--------------------------
         The following table presents, by line of business, the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                  JUNE 30, 1997
                             (Dollars in Thousands)

                                              Revenue Accruing                       Nonaccruing
                                -------------------------------------    ---------------------------------
                                    Market                  Repos-                     Repos-                    Total
                                   Interest                 sessed                     sessed      Leases      Carrying
                                   Rate (1)    Impaired     Assets(2)    Impaired      Assets      & Other      Amount        %
                                   --------    --------     ---------    --------      ------      -------      ------      ----
Transportation Finance (3) (4)  $1,532,966   $     --     $     --     $     --     $     --     $     --     $1,532,966    19.6
Resort Finance (4)               1,142,389        3,223       14,333           99       21,186         --      1,181,230    15.1
Corporate Finance (4)              755,307        1,096         --         19,981          335         --        776,719     9.9
Commercial Real Estate Finance     630,839       23,859       41,824        7,859       13,681          196      718,258     9.2
Communications Finance (4)         614,361        8,384         --         12,825         --           --        635,570     8.1
Commercial Equipment Finance       596,364         --           --          8,482         --          4,460      609,306     7.8
Healthcare Finance                 503,493         --           --          2,742         --          1,267      507,502     6.5
Rediscount Finance (4)             501,164         --           --            198         --           --        501,362     6.4
Franchise Finance (4)              353,593          952         --          1,671         --            456      356,672     4.6
Inventory Finance (4)              347,229         --           --          4,391         --           --        351,620     4.5
Factoring Services                 222,174         --           --         24,221         --           --        246,395     3.1
Commercial Finance                 178,046         --           --          9,754         --           --        187,800     2.4
Public Finance                     150,540         --           --           --           --           --        150,540     1.9
Other                               38,175         --           --           --           --         32,081       70,256     0.9
                                ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----
TOTAL (4)                       $7,566,640   $   37,514   $   56,157   $   92,223   $   35,202   $   38,460   $7,826,196   100.0
                                ==========   ==========   ==========   ==========   ==========   ==========   ==========   =====

(1) Represents original or renegotiated market interest rate terms, excluding impaired transactions.
(2) The Company earned interest income totaling $2.1 million on repossessed assets during the six months ended June 30, 1997, including $1.6 million in Commercial Real Estate Finance and $0.5 million in Resort Finance.
(3) Includes $237.3 million of new aircraft financing business entered into through the London office.
(4) Excludes $394.0 million of assets securitized and participations sold which the Company manages, including $319.7 million in Corporate Finance, $38.9 million in Communications Finance, $15.9 million in Franchise Finance, $9.1 million in Transportation Finance, $4.7 million in Rediscount Finance, $3.7 million in Resort Finance and $2.0 million in Inventory Finance.

                          ----------------------------

Reserve for Possible Credit Losses:

         The reserve for possible credit losses of $159.7 million at June 30, 1997 represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for possible credit losses were as follows:

                                                         Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                     1997               1996
                                                  ------------      -----------
                                                      (Dollars in Thousands)

Balance, beginning of period                      $    148,693     $    129,077
Provision for possible credit losses                    26,300           19,500
Write-offs                                             (16,858)         (15,240)
Recoveries                                               1,634            1,482
Other                                                     (22)            2,098
                                                  ------------     ------------
Balance, end of period                            $    159,747     $    136,917
                                                  ============     ============

         The specific impairment reserve of $7.5 million at June 30, 1997 applies to $29.7 million of the $129.7 million of impaired loans. The remaining $152.2 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         --------------

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997
                      TO THE SIX MONTHS ENDED JUNE 30, 1996

         The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group"). Amounts for the six months ended June 30, 1996 have been restated to reflect discontinued operations.

Results of Operations

         Net income and income from continuing operations for the six months ended June 30, 1997 was $67.5 million compared to net income of $55.2 and income from continuing operations of $55.6 million for the first six months of 1996.

         Interest Margins Earned. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation, were $212.5 million for the six months ended June 30, 1997 compared with $173.4 million during the same period in 1996, an increase of 22%. The increase was primarily due to a 16% growth in average managed assets (investment in financing transactions plus securitizations and participations sold) in 1997 as compared to June 30, 1996. In addition, interest margins earned as a percentage of average earning assets increased to 6.0% from

5.7%. The higher interest margins earned are attributable to increases in the rate earned on the company's investment in financing transactions combined with a lower aggregate cost of funds.

         Provision for Possible Credit Losses. The provision for possible credit losses increased to $26.3 million for the first six months of 1997, compared to $19.5 million during the same period in 1996. The increase is attributable to the increase in financing transactions for the first six months of 1997 as compared to the same period in 1996 and slightly higher write-offs during the six months ended June 30, 1997 ($16.9 million compared to $15.2 million in the first six months of 1996). At June 30, 1997, the reserve for possible credit losses was 96.3% of nonaccruing assets compared to 87.9% a year earlier.

         Gains on Sale of Assets. During the first six months of 1997, the company recorded gains on sale of assets totaling $13.7 million compared to $8.0 million during the same period one year ago. Included in the 1997 amount was a gain resulting from the sale of the company's interest in a real estate leveraged lease transaction. Gains on sale of assets are sporadic in nature and result primarily from assets coming off lease which are subsequently sold.

         Selling, administrative and other operating expense. Selling, administrative and other operating expenses ("operating expenses") were higher during the six months ended June 30, 1997, due principally to the growth in managed assets and incentives related to the company's new business, profitability and stock performance. As a percentage of interest margins earned, operating expenses were 43.5% for the first six months of 1997 compared to 41.6% for the first six months of 1996.

         Income taxes. Income taxes were higher for the first six months of 1997 compared to the corresponding period in 1996 due to the increase in pre-tax income. The effective tax rate, which decreased to 37.1% in 1997 from 38.2% in 1996, was partially due to the company's ability to utilize capital loss carryforwards.


Financial Condition, Liquidity and Capital Resources

         Managed assets grew by $556.9 million during the first six months of 1997 and totaled $8.22 billion at June 30, 1997. The increase was due to new business of $1.56 billion booked during the 1997 period (compared to $1.23 billion for the 1996 period), partially offset by normal portfolio amortization and prepayments.

         The reserve for possible credit losses increased to $159.7 million from $148.7 million at December 31, 1996 while non-accruing assets increased to $165.9 million at June 30, 1997 from $155.5 million at the end of 1996. However, non-accruing assets remained at 2.0% of ending managed assets (exclusive of participations sold) and reserve coverage (reserves/non-accruing assets) increased to 96.3% at June 30, 1997 from 95.6% at December 31, 1996.

         The company had total debt outstanding of $6.34 billion at June 30, 1997 or 5.65 times its equity base of $1.12 billion at June 30, 1997.

         Growth in funds employed is financed by the company's internally generated funds and new borrowings. During the six months ended June 30, 1997, the company issued $566 million in new long-term borrowings and recognized a net increase in commercial paper borrowings of approximately $633 million. Repayments of long-term debt totaled $710 million during the first six months of 1997.

Recent Developments and Business Outlook

         At the close of trading on July 7, 1997, Standard & Poor's Financial Information Services began to include FINOVA Group in its calculation of the "S&P MidCap 400", a composite stock price index.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

         Omitted


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------

       (a)   The following exhibits are filed herewith:

               Exhibit No.        Document
               --------------     ----------------------------------------------
                    10            Second  Amendment to  Employment  Agreement of
                                  Samuel  L.  Eichenfield  dated  July 16,  1997
                                  (providing  for the deferral of bonus payments
                                  until  his  retirement  at or  after  age  65)
                                  (incorporated by reference from the Report on Form 10-Q of The FINOVA Group, Inc. for the period ended June 30, 1997, Exhibit 10).

                    12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

                    27            Financial Data Schedule.


       (b)   Reports on Form 8-K:

                   A Report  on Form  8-K,  dated  July 21,  1997,  was filed by
             Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the second quarter ended June 30, 1997 (unaudited).

                           FINOVA CAPITAL CORPORATION





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             FINOVA CAPITAL CORPORATION

                                                    (Registrant)



Dated: August 11, 1997       By:              /s/ Bruno A. Marszowski
                               -------------------------------------------------
                               Bruno A. Marszowski, Senior Vice President, Chief Financial Officer and Controller
                               Principal Financial and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                             JUNE 30, 1997 FORM 10-Q


Exhibit No.                                Document
--------------     -------------------------------------------------------------

     10            Second  Amendment  to  Employment   Agreement  of  Samuel  L.
                   Eichenfield dated July 16, 1997 (providing for the deferral of bonus payments until his retirement at or after age 65) (incorporated by reference from the Report on Form 10-Q of The FINOVA Group, Inc. for the period ended June 30, 1997,
                   Exhibit 10).

     12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

     27            Financial Data Schedule.
                                       10