Form 10-Q
period 1997-09-30
FINOVA CAPITAL CORP
filed 1997-11-05
CIK 43960

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                September 30, 1997

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

                                 YES |X| NO |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant meets the conditions set forth in General Instructions H (i) (a) and (b) of Form 10-Q and is therefore filing this form in the reduced form.

As of November 4, 1997, 25,000 shares of Common Stock ($1.00 par value) were outstanding and held by an affiliate.

                           FINOVA CAPITAL CORPORATION


                                TABLE OF CONTENTS


                                                                                                    Page No.
                                                                                                    --------
PART I FINANCIAL INFORMATION.
       Item 1.     Financial Statements.
             Condensed Consolidated Financial Information:

             Condensed Consolidated Balance Sheet - September 30, 1997 and
                   December 31, 1996                                                                    1

             Condensed Consolidated Income Statement - Three and Nine Months
                   Ended September 30, 1997 and 1996                                                    2

             Condensed Consolidated Statement of Cash Flows - Nine Months
                   Ended September 30, 1997 and 1996                                                    3

             Notes to Interim Condensed Consolidated Financial Information                            4 - 6


       Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                         6 - 8


PART II      OTHER INFORMATION.

       Item 6.     Exhibits and Reports on Form 8-K                                                     8


       SIGNATURES                                                                                       9

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    FINANCIAL STATEMENTS
-------------------------------


                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                           September 30,   December 31,
                                                                1997           1996
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS                                   $    42,565    $    31,285

INVESTMENT IN FINANCING TRANSACTIONS:
Loans and other financing contracts, less unearned income     5,823,834      5,305,678
Operating leases                                                697,908        517,690
Factored receivables                                            659,612        564,430
Leveraged leases                                                572,344        514,573
Direct financing leases                                         321,902        396,388
                                                            -----------    -----------
                                                              8,075,600      7,298,759
Less reserve for possible credit losses                        (167,754)      (148,693)
                                                            -----------    -----------
Investment in financing transactions - net                    7,907,846      7,150,066
Other assets and deferred charges                               407,711        370,575
                                                            -----------    -----------
                                                            $ 8,358,122    $ 7,551,926
                                                            ===========    ===========
LIABILITIES:
Accounts payable and accrued expenses                       $   103,478    $    97,080
Due to clients                                                  300,308        218,494
Interest payable                                                 38,100         52,677
Senior debt                                                   6,502,512      5,850,223
Deferred income taxes                                           263,246        264,409
                                                            -----------    -----------
                                                              7,207,644      6,482,883
                                                            -----------    -----------

SHAREOWNER'S EQUITY:
Common stock, $1.00 par value, 100,000 shares
      authorized, 25,000 shares issued                               25             25
Additional capital                                              792,948        792,948
Retained income                                                 357,726        275,062
Cumulative translation adjustments                                 (221)         1,008
                                                            -----------    -----------
                                                              1,150,478      1,069,043
                                                            -----------    -----------
                                                            $ 8,358,122    $ 7,551,926
                                                            ===========    ===========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)
                                   (Unaudited)

                                                             Three Months Ended                         Nine Months Ended
                                                                September 30,                             September 30,
                                                     ------------------------------------    --------------------------------------
                                                          1997                 1996                 1997                 1996
                                                     ---------------      ---------------      ---------------       --------------
Interest and income earned from
  financing transactions                                  $ 207,103            $ 181,616            $ 597,756            $ 516,888
Operating lease income                                       30,253               23,356               85,164               71,371
Interest expense                                           (105,592)             (91,629)            (304,647)            (269,571)
Depreciation                                                (17,727)             (15,247)             (51,786)             (47,150)
                                                     ---------------      ---------------      ---------------       --------------
Interest margins earned                                     114,037               98,096              326,487              271,538
Provision for possible credit losses                        (22,000)             (11,664)             (48,300)             (31,164)
                                                     ---------------      ---------------      ---------------       --------------
Net interest margins earned                                  92,037               86,432              278,187              240,374
Gains on sale of assets                                       8,706                  397               22,407                8,442
                                                     ---------------      ---------------      ---------------       --------------
                                                            100,743               86,829              300,594              248,816
Selling, administrative and other
 operating expenses                                         (44,773)             (38,569)            (137,263)            (110,644)
                                                     ---------------      ---------------      ---------------       --------------
Income from continuing operations
 before income taxes                                         55,970               48,260              163,331              138,172
Income taxes                                                (20,103)             (17,771)             (59,954)             (52,075)
                                                     ---------------      ---------------      ---------------       --------------
Income from continuing operations                            35,867               30,489              103,377               86,097
Loss from discontinued operations,
 net of tax                                                       -                 (726)                   -               (1,092)
                                                     ---------------      ---------------      ---------------       --------------
Net Income                                                 $ 35,867             $ 29,763            $ 103,377             $ 85,005
                                                     ===============      ===============      ===============       ==============

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                         --------------------------------------
OPERATING ACTIVITIES:                                                                           1997                 1996
                                                                                         -----------------    -----------------
 Net income                                                                              $        103,377     $         85,005
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible credit losses                                                            48,300               31,164
   Depreciation and amortization                                                                   64,620               57,509
   Gains on sale of assets                                                                        (22,407)              (8,442)
   Deferred income taxes                                                                           (1,163)              27,048
 Change in assets and liabilities, net of effects from companies
  purchased                                                                                       (45,065)            (108,492)
 Other                                                                                             (1,058)               1,363
                                                                                         -----------------    -----------------
      Net cash provided by operating activities                                                   146,604               85,155
                                                                                         -----------------    -----------------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                                     157,281               76,104
 Proceeds from assets securitized                                                                  16,150              100,000
 Principal collections on financing transactions                                                1,445,225            1,260,788
 Expenditures for financing transactions                                                       (1,691,539)          (1,479,265)
 Net change in short-term financing transactions                                                 (747,479)            (499,802)
 Purchase of portfolios                                                                                 -               (7,455)
 Other                                                                                              2,229                1,918
                                                                                         -----------------    -----------------
     Net cash used in investing activities                                                       (818,133)            (547,712)
                                                                                         -----------------    -----------------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper                                                            711,621              467,219
 Long-term borrowings                                                                             688,625              564,988
 Repayment of long-term borrowings                                                               (748,128)            (586,237)
 Net advances to  parent                                                                          (30,410)              (1,442)
 Dividends                                                                                        (20,713)             (18,628)
 Net change in due to clients                                                                      81,814                5,190
                                                                                         -----------------    -----------------
     Net cash provided by financing activities                                                    682,809              431,090
                                                                                         -----------------    -----------------

Increase (decrease) in cash and cash equivalents                                                   11,280              (31,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     31,285               90,329
                                                                                         -----------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $         42,565     $         58,862
                                                                                         =================    =================

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

NOTE A   BASIS OF PREPARATION
------   --------------------

         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc.

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the quarter and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Amounts for the nine months ended September 30, 1996 have been restated to reflect discontinued operations.

NOTE B   SIGNIFICANT ACCOUNTING POLICIES
------   -------------------------------

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 31, 1997. The statement changes the reporting of certain items currently reported in the shareowners' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. Management does not expect this standard will have a material effect on the Company's financial statements.

         In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 31, 1997. This standard requires segments of a business enterprise to be reported based on the way management organizes and evaluates segments within the Company. The standard also requires disclosures regarding products and services, geographical areas and major customers. Adoption of this standard will require the Company to include additional detail in its disclosures, including certain disaggregated operating information.

         The Company plans to adopt both SFAS No. 130 and No. 131 in 1998.

NOTE C   PORTFOLIO QUALITY
------   -----------------

         The following table presents, by line of business, the Company's investment in financing transactions before the reserve for possible credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                               SEPTEMBER 30, 1997
                             (Dollars in Thousands)

                                            Revenue Accruing                           Nonaccruing
                                  ------------------------------------   --------------------------------------
                                    Market                   Repos-                      Repos-                     Total
                                   Interest                  sessed                      sessed        Leases      Carrying
                                   Rate (1)     Impaired    Assets(2)     Impaired       Assets       & Other       Amount       %
                                  ----------   ----------   ----------   ----------   ------------   ----------   ----------   -----
 Transportation Finance (3) (4)   $1,605,116   $     --     $     --     $     --     $       --     $     --     $1,605,116    19.9
 Resort Finance (4)                1,161,194         --         14,588        3,696         22,818         --      1,202,296    14.9
 Corporate Finance (4)               860,153        1,039         --         28,398           --           --        889,590    11.0
 Commercial Real Estate Finance      618,136       24,037       41,403        7,733         13,414          196      704,919     8.7
 Communications Finance (4)          580,278        8,570         --         12,875           --           --        601,723     7.5
 Commercial Equipment Finance        564,845         --           --         11,852           --          4,607      581,304     7.2
 Rediscount Finance (4)              547,040         --           --          1,059           --           --        548,099     6.8
 Healthcare Finance                  492,311         --           --          2,009           --            660      494,980     6.1
 Inventory Finance (4)               393,509         --           --          4,851           --           --        398,360     4.9
 Franchise Finance (4)               380,413          855         --          2,131           --            425      383,824     4.8
 Factoring Services                  242,636         --           --         27,425           --           --        270,061     3.3
 Commercial Finance                  186,990         --           --          9,762           --           --        196,752     2.4
 Public Finance                      147,237         --           --           --             --           --        147,237     1.8
 Other                                31,860         --           --           --             --         19,479       51,339     0.7
                                  ----------   ----------   ----------   ----------   ------------   ----------   ----------   -----
 TOTAL (4)                        $7,811,718   $   34,501   $   55,991   $  111,791   $     36,232   $   25,367   $8,075,600   100.0
                                  ==========   ==========   ==========   ==========   ============   ==========   ==========   =====

 (1) Represents original or renegotiated market interest rate terms, excluding impaired transactions.
 (2) The Company earned interest income totaling $3.0 million on repossessed assets during the nine months ended September 30, 1997, including $2.3 million in Commercial Real Estate Finance and $0.7 million in Resort Finance.
 (3) Includes $275.8 million of new aircraft financing business entered into through the London office.
 (4) Excludes $373.7 million of assets securitized and participations sold which the Company services including $316.6 million in Corporate Finance, $21.4 million in Communications Finance, $15.8 million in Franchise Finance, $8.6 million in Transportation Finance, $4.8 million in Rediscount Finance, $4.8 million in Resort Finance, $1.7 million in Inventory Finance.

Reserve for Possible Credit Losses:

         The reserve for possible credit losses of $167.8 million and $144.3 million at September 30, 1997 and 1996, respectively, represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for possible credit losses were as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                --------------------------------
                                                    1997              1996
                                                -------------     --------------
                                                   (Dollars in Thousands)

 Balance, beginning of period                   $   148,693        $   129,077
 Provision for possible credit losses                48,300             31,164
 Write-offs                                         (31,263)           (24,018)
 Recoveries                                           2,098              1,918
 Other                                                  (74)             6,152
                                                -------------     --------------
 Balance, end of period                         $   167,754       $    144,293
                                                =============     ==============


         A specific impairment reserve of $8.3 million at September 30, 1997 applies to $36.5 million of impaired loans totaling approximately $146.3 million. The remaining $159.5 million of the reserve for possible credit losses is designated for general purposes and represents management's estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may reclassify reserves between the general and specific reserves as considered necessary.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------          ---------------------------------------------------------------
                 RESULTS OF OPERATIONS.
                 ----------------------

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group"). Amounts for the nine months ended September 30, 1996 have been restated to reflect discontinued operations.

Results of Operations

         Net income and income from continuing operations for the nine months ended September 30, 1997 were both $103.4 million compared to net income of $85.0 million and income from continuing operations of $86.1 million for the first nine months of 1996.

         Interest Margins Earned. Interest margins earned, which represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases, were $326.5 million for the first nine months of 1997 compared with $271.5 million during the same period in 1996, an increase of 20%. The increase was primarily due to a 16% increase in average managed assets (investments in financing transactions plus securitizations and participations sold) during the nine months ended September 30, 1997 compared to the first nine months of 1996. In addition, interest margins earned as a percentage of average earning assets for the first nine months of 1997 increased to 6.0% from 5.9% in 1996. The higher margin percentages are primarily the result of a lower cost of funds and lower debt leverage.

         Provision for Possible Credit Losses. The provision for possible credit losses increased to $48.3 million for the nine months ended September 30, 1997 compared to $31.2 million for the first nine months of 1996. The increase is primarily attributable to the growth in managed assets during the first nine months of 1997, coupled with reserve requirements related to increased write-offs in the Company's Factoring portfolio. Write-offs for the remainder of the Company were lower on an aggregate basis through the first nine months of 1997 compared to the same period one year ago.

         Gains on Sale of Assets. For the nine months ended September 30, 1997, the Company recorded $22.4 million in gains on sale of assets compared to $8.4 million in the first nine months of 1996. This increase was primarily attributable to a gain resulting from the sale of the Company's interest in a real estate leveraged lease transaction. Gains on sale of assets are sporadic in nature and result primarily from assets coming off lease which are subsequently sold.

         Selling, Administrative and Other Operating Expenses. Selling, administrative and other operating expenses ("operating expenses") were higher during the nine months ended September 30, 1997, due primarily to the growth in managed assets, as well as incentives related to the Company's new business, profitability and stock performance. As a percentage of interest margins earned, operating expenses for the first nine months of 1997 were 42.0% compared to 40.7% for the nine months ended September 30, 1996. Operating expenses include costs related to projects underway to develop accurate date recognition and data processing with respect to the Year 2000; these costs have been immaterial to date and are not expected to have a material impact on the Company's earnings in the future.

         Income Taxes. Income taxes were higher for the first nine months of 1997 compared to the corresponding period in 1996 due to the increase in pre-tax income. The effective tax rate, which decreased to 36.7% during the first nine months of 1997 from 37.7% during the first nine months of 1996, was partially due to the Company's ability to utilize capital loss carryforwards.

Financial Condition, Liquidity and Capital Resources


         At September 30, 1997, managed assets totaled $8.45 billion compared to $7.66 billion at December 31, 1996. The increase in managed assets was due to new business of $2.31 billion booked during the first nine months of 1997 (compared to $1.87 billion during the nine months ended September 30, 1996), partially offset by normal portfolio amortization and prepayments. In addition, the Company recorded $2.67 billion in fee-based volume for the nine months ended September 30, 1997, compared to $2.12 billion for the nine months ended September 30, 1996.

         The reserve for possible credit losses increased to $167.8 million at September 30, 1997, compared to $148.7 million at December 31, 1996. This increase is primarily the result of the increase in the Company's financing portfolio; the reserve as a percentage of managed assets (excluding participations) remains at 2.0% at September 30, 1997, the same level as year-end. The reserve for possible credit losses increased to 96.7% of non-accruing assets at September 30, 1997, compared to 95.6% at December 31, 1996; non-accruing assets at September 30, 1997, were $173.4 million compared to $155.5 million at the end of 1996.

         At September 30, 1997, the Company had $6.50 billion of senior debt outstanding, representing 5.65 times the Company's $1.15 billion equity base compared to $5.85 billion at December 31, 1996, representing 5.47 times the Company's equity base.

         Growth in funds employed is financed by the Company's internally generated funds and new borrowings. During the nine months ended September 30, 1997, the Company issued $688.6 million in new long-term borrowings and recognized a net increase in borrowings under commercial paper of $711.6 million. During the same period, the Company repaid $748.1 million in long-term borrowings.

Recent Developments and Business Outlook

         Subsequent to September 30, 1997, the Company consummated the acquisition of Belgravia Capital Corporation, a national commercial mortgage banking organization based in Irvine, California. The terms of the transaction included an initial payment to Belgravia's shareholders of approximately $87.5 million in FINOVA stock and cash and up to approximately $30 million in additional annual payments contingent upon the satisfaction of certain net income requirements over the next three years. The Company also announced a reorganization into three operating groups.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

       (a)   The following exhibits are filed herewith:

               Exhibit No.        Document
               --------------     ----------------------------------------------

                    12 Computation of Ratio of Income to Combined Fixed Charges and Preferred Stock Dividends (interim period).

                    27            Financial Data Schedule.


       (b) Reports on Form 8-K:

                   A Report on Form 8-K, dated October 15, 1997, was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the third quarter ended September 30, 1997 (unaudited).

                           FINOVA CAPITAL CORPORATION





                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           FINOVA CAPITAL CORPORATION

                                  (Registrant)



Dated:  November 5, 1997   By:            /s/ Bruno A. Marszowski
                                   --------------------------------------------
                                   Bruno A. Marszowski,  Senior Vice President,
                                   Chief Financial  Officer and Controller
                                   Principal Financial and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 1997 FORM 10-Q


               Exhibit No.                       Document
               --------------     ----------------------------------------------
                    12            Computation  of Ratio of  Income  to  Combined
                                  Fixed  Charges and Preferred  Stock  Dividends
                                  (interim period).

                    27            Financial Data Schedule.
                                       10