Form 10-Q
period 1998-03-31
FINOVA CAPITAL CORP
filed 1998-05-13
CIK 43960

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
 [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                    March 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 1998, 25,000 shares of Common Stock ($1.00 par value) were outstanding.

                           FINOVA CAPITAL CORPORATION


                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION.

    Item 1.     Financial Statements.
          Condensed Consolidated Financial Information:

          Condensed Consolidated Balance Sheet - March 31, 1998 and
                December 31, 1997                                            1

          Condensed Consolidated Income Statement - Three Months
                Ended March 31, 1998 and 1997                                2

          Condensed Consolidated Statement of Cash Flows - Three Months
                Ended March 31, 1998 and 1997                                3

          Notes to Interim Condensed Consolidated Financial Information    4 - 6


    Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 6 - 8


PART II      OTHER INFORMATION.

    Item 6.     Exhibits and Reports on Form 8-K                             9


    SIGNATURES                                                              10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    FINANCIAL STATEMENTS
-------    --------------------

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    March 31,           December 31,
                                                                      1998                  1997
                                                                  -----------           -----------
ASSETS:
Cash and cash equivalents                                         $    51,165           $    33,193

Investment in financing transactions:
    Loans and other financing contracts                             6,152,480             5,955,984
    Factored receivables                                              707,236               750,399
    Operating leases                                                  711,669               712,927
    Leveraged leases                                                  608,957               619,557
    Direct financing leases                                           334,126               360,589
    Financing contracts held for sale                                 153,421                  --
                                                                  -----------           -----------
                                                                    8,667,889             8,399,456
Less reserve for credit losses                                       (175,967)             (177,088)
                                                                  -----------           -----------
    Investment in financing transactions - net                      8,491,922             8,222,368

Goodwill and other assets                                             530,992               502,362
                                                                  -----------           -----------
                                                                  $ 9,074,079           $ 8,757,923
                                                                  ===========           ===========
LIABILITIES:
 Accounts payable and accrued expenses                            $    94,046           $   124,491
 Due to clients                                                       239,157               278,571
 Interest payable                                                      38,588                52,643
 Senior debt                                                        7,115,327             6,764,581
 Deferred income taxes                                                294,826               277,569
                                                                  -----------           -----------
                                                                    7,781,944             7,497,855
                                                                  -----------           -----------
SHAREOWNER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares
   authorized, 25,000 shares issued                                        25                    25
 Additional capital                                                   870,490               870,485
 Retained income                                                      421,688               389,568
 Cumulative translation adjustments                                       (68)                  (10)
                                                                  -----------           -----------
                                                                    1,292,135             1,260,068
                                                                  ===========           ===========
                                                                  $ 9,074,079           $ 8,757,923
                                                                  ===========           ===========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                      ------------------------
                                                                         1998           1997
                                                                      ---------      ---------
Interest and income earned from financing transactions                $ 203,736      $ 183,328
Operating lease income                                                   32,663         25,965
Interest expense                                                       (110,572)       (97,172)
Depreciation                                                            (17,170)       (16,449)
                                                                      ---------      ---------
Interest margins earned                                                 108,657         95,672
Volume-based fee income                                                  22,156          7,784
                                                                      ---------      ---------
                                                                        130,813        103,456
Provision for credit losses                                              (9,500)        (8,000)
                                                                      ---------      ---------
Net interest margins earned                                             121,313         95,456
Gains on disposal of assets                                               1,223          3,233
                                                                      ---------      ---------
                                                                        122,536         98,689
Selling, administrative and other operating expenses                    (56,958)       (45,878)
                                                                      ---------      ---------
Income before income taxes                                               65,578         52,811
Income taxes                                                            (25,555)       (19,998)
                                                                      ---------      ---------
Net Income                                                            $  40,023      $  32,813
                                                                      =========      =========

See notes to interim consolidated financial information.
                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ------------------------
                                                                             1998          1997
                                                                          ---------      ---------
OPERATING ACTIVITIES:
 Net income                                                               $  40,023      $  32,813
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses                                                9,500          8,000
   Depreciation and amortization                                             22,905         20,683
   Gains on sale of assets                                                   (1,223)        (3,233)
   Deferred income taxes                                                     17,257         13,669
   Change in assets and liabilities, net of effects from subsidiaries
   purchased                                                                (75,750)       (37,906)
 Other                                                                          327         (1,178)
                                                                          ---------      ---------
     Net cash provided by operating activities                               13,039         32,848
                                                                          ---------      ---------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                48,955         43,548
 Principal collections on financing transactions                            475,015        444,660
 Expenditures for financing transactions                                   (533,579)      (480,785)
 Net change in short-term financing transactions and financing
 contracts held for sale                                                   (286,216)      (206,743)
 Other                                                                          824          1,342
                                                                          ---------      ---------
     Net cash used in investing activities                                 (295,001)      (197,978)
                                                                          ---------      ---------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper and short-term loans                 473,796        447,494
 Long-term borrowings                                                       100,000          5,625
 Repayment of long-term borrowings                                         (223,430)      (292,768)
 Net advances to and contributions from parent                               (3,115)       (31,380)
 Dividends                                                                   (7,903)        (6,588)
 Net change in due to clients                                               (39,414)        78,903
                                                                          ---------      ---------
     Net cash provided by financing activities                              299,934        201,286
                                                                          ---------      ---------

Increase in cash and cash equivalents                                        17,972         36,156
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               33,193         31,285
                                                                          ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  51,165      $  67,441
                                                                          =========      =========

See notes to interim consolidated financial information.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE A   BASIS OF PRESENTATION
------------------------------
         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of the FINOVA Group Inc.

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Previously, volume-based fees, which represent fees generated by the Inventory, Factoring and Realty Capital lines of business, were classified as a component of the interest and income earned from financing transactions. Commencing in 1998, the Company has reported these amounts as a separate item and reclassified prior period amounts accordingly. This change in classification has no effect on previously reported net income.

NOTE B   SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------
         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareowner's equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. The company has adopted this standard effective January 1, 1998. Total comprehensive income was $39,965,000 and $31,222,000 for the three months ended March 31, 1998 and 1997, respectively. The primary component of comprehensive income other than net income was foreign currency translation.

NOTE C   PORTFOLIO QUALITY
--------------------------
         The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                 MARCH 31, 1998
                             (Dollars in Thousands)

                                        Revenue Accruing                   Nonaccruing
                                --------------------------------  ------------------------------
                                                          Repos-
                                                          sessed              Repos-     Leases      Total
                                  Original    Impaired    Assets              sessed       &       Carrying
                                    Rate        (1)        (2)    Impaired    Assets     Other      Amount       %
                                --------------------------------  ------------------------------ ------------------
Transportation Finance (3 & 4)  $ 1,676,211  $          $         $          $         $         $ 1,676,211   19.3
Resort Finance (4)                1,150,958               14,400               32,403              1,197,761   13.8
Corporate Finance (4)               804,064        921               30,457                          835,442    9.6
Communications Finance (4)          712,751      8,859               24,427                          746,037    8.6
Specialty Real Estate Finance       576,346     21,224    40,289      7,535     7,722       195      653,311    7.5
Rediscount Finance (4)              601,552                           5,306                          606,858    7.0
Commercial Equipment Finance        583,022      1,748     4,064      8,169     2,190     2,795      601,988    7.0
Healthcare Finance                  539,269                           5,554                 548      545,371    6.3
Inventory Finance (4)               524,761                           5,603                          530,364    6.1
Franchise Finance (4)               470,233        780                6,254                 300      477,567    5.5
Factoring Services                  210,347                          23,592     1,023                234,962    2.7
Business Credit                     200,774                           7,589                          208,363    2.4
Public Finance                      136,031                                                          136,031    1.6
Realty Capital (5)                  153,421                                                          153,421    1.8
Other (6)                            40,597                                              23,605       64,202    0.8
                                -----------  ---------  --------  ---------  --------  --------  -----------  -----
TOTAL (4)                       $ 8,380,337  $  33,532  $ 58,753  $ 124,486  $ 43,338  $ 27,443  $ 8,667,889  100.0
                                ===========  =========  ========  =========  ========  ========  ===========  =====

---------------------------------------
NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $0.9 million on repossessed assets during the three months ended March 31, 1998, including $0.7 million in Specialty Real Estate Finance, and $0.2 million in Resort Finance.
(3) Transportation Finance includes $343.4 million of aircraft financing business originated in the London office.
(4) Excludes $464.5 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $36.0 million in Franchise Finance and participations sold of $41.0 million in Corporate Finance, $67.8 million in Communications Finance, $8.2 million in Transportation Finance, $4.7 million in Rediscount Finance, $5.4 million in Resort Finance and $1.4 million in Inventory Finance.
(5)  Represents financing contracts held for sale.
(6)  Includes London-based FINOVA Capital Limited and other.
                              ____________________

Reserve for Credit Losses:

     The reserve for credit losses at March 31, 1998 represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                                                         Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                       1998              1997
                                                    ----------       ----------
                                                       (Dollars in Thousands)

Balance, beginning of period                        $  177,088       $  148,693
Provision for credit losses                              9,500            8,000
Write-offs                                             (13,912)          (5,300)
Recoveries                                                 806            1,211
Other                                                    2,485              (59)
                                                    ----------       ----------
Balance, end of period                              $  175,967       $  152,545
                                                    ==========       ==========

         A specific impairment reserve of $28.6 million at March 31, 1998 applies to $158.0 million of impaired loans. The remaining $147.4 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2     MANAGEMENT'S  DISCUSSION  AND ANALYSIS  OF  FINANCIAL  CONDITION  AND
           ---------------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998
                    TO THE THREE MONTHS ENDED MARCH 31, 1997

         The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group").

Results of Operations

         Net income for the three months ended March 31, 1998 was $40.0 million compared to $32.8 million for the three months ended March 31, 1997.

         Interest margins earned. Interest margins earned represents the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases. Interest margins earned were $108.7 million for the first three months of 1998, an increase of 14% over interest margins earned of $95.7 million for the first quarter of 1997. The increase was primarily due to a 16% increase in managed assets to $9.13 billion at March 31, 1998 from $7.86 billion at March 31, 1997.

         As a percentage of average earning assets (average managed assets less nonearning assets and deferred taxes on leveraged leases), interest margins earned were 5.4% for the three months ended March 31, 1998 compared to 5.5% for the first three months of 1997. The slight decrease in margin percentage was partially due to growth in earning assets occurring later in the quarter in 1998 than in 1997.

         Volume-based fee income. Volume-based fee income is generated by FINOVA's Inventory, Factoring and Realty Capital lines of business. These fees are predominately based on volume originated rather than the balance of outstanding financing transactions during the period. For the three months ended March 31, 1998, volume-based fee income was $22.2 million compared to $7.8 million in the first quarter of 1997. Fee-based volume for the first three months of 1998 totaled $1.8 billion compared to $0.8 billion in the same period one year ago. Included in the first quarter of 1998 were fees associated with FINOVA Realty Capital and the Inventory Finance portfolio purchased from AT&T Capital Corp., both of which were acquired in the fourth quarter of 1997.

         Provision for credit losses. The provision for credit losses increased to $9.5 million for the three months ended March 31, 1998 compared to $8.0 million for the first quarter of 1997. The increase is primarily attributable to an increase in managed assets. Write-offs during the first three months of 1998 totaled $13.9 million, compared to $5.3 million in the first quarter of 1997, and included approximately $9.2 million of loans, relating primarily to the Factoring line of business, for which a specific reserve had previously been provided.

         Gains on disposal of assets. Gains on the disposal of assets were $1.2 million in the first quarter of 1998, compared to $3.2 million during the same period a year ago. Gains on disposal primarily relate to the sale of assets coming off lease. While, in the aggregate, FINOVA historically recognizes gains on such disposals, the timing and amount of these gains is sporadic in nature. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of sale.

         Selling, administrative and other operating expenses. Selling, administrative and other operating expenses ("operating expenses") were generally higher in all major categories and increased to $57.0 million during the first three months of 1998 compared to $45.9 million for the three months ended March 31, 1997, an increase of 24%. A primary reason for this increase was the growth in managed assets during the year. Also contributing to the increase was the addition of FINOVA Realty Capital which has a higher operating cost structure than FINOVA, including over 80 business development officers and the associated support staff. Notwithstanding, operating expenses were 43.5% of interest margins and fees earned for the quarter ended March 31, 1998 compared to 44.3% for the first quarter of 1997.

         Income taxes. Income taxes were higher in the first quarter of 1998 than the first quarter of 1997 primarily due to the increase in pre-tax income. In addition, the effective tax rate for the quarter ended March 31, 1998 was 39.0% compared to 37.9% in the first three months of 1997. The increase in effective rate was primarily the result of lower levels of non-taxable municipal income and higher state taxes.

Financial Condition, Liquidity and Capital Resources

         At March 31, 1998, managed assets totaled $9.13 billion compared to $8.86 billion at December 31, 1997. Included in managed assets at March 31, 1998 are $8.67 billion in funds employed (including $153 million of financing contracts held for sale generated by FINOVA Realty Capital), $336 million of securitized assets managed by FINOVA and $129 million of participations sold to third parties. The increase in managed assets was due to funded new business of $692 million for the three months ended March 31, 1998, compared to $612 million for the quarter ended March 31, 1997, partially offset by normal portfolio amortization and prepayments.

         The reserve for credit losses decreased slightly to $176.0 million at March 31, 1998 from $177.0 million at December 31, 1997. The reserve at the end of 1997 included amounts for certain specifically reserved accounts, approximately $9.2 million of which were written off in the first quarter of 1998. At March 31, 1998, the reserve for credit losses represents 2.0% of ending managed assets (excluding participations), the same percentage as year-end. Non-accruing assets at March 31, 1998 increased to $195.3 million, or 2.2% of ending managed assets (excluding participations), compared to $187.4 million, or 2.1% of ending managed assets (excluding participations) at year end.

         At March 31, 1998, FINOVA had $7.12 billion of debt outstanding compared to $6.76 billion at December 31, 1997. Included in debt at March 31, 1998 is approximately $3.6 billion of commercial paper and short-term borrowings supported by unused long-term revolving-credit agreements. FINOVA's debt at the end of the first quarter of 1998 is 5.51 times the company's equity base of $1.29 billion. At year-end 1997, FINOVA's debt was 5.37 times the equity base of $1.26 billion.

         Growth in funds employed is financed by FINOVA's internally generated funds and new borrowings. During the three months ended March 31, 1998, FINOVA issued $100 million of new long-term borrowings and recognized a net increase in commercial paper outstanding of $474 million. During the same period, FINOVA repaid $223 million of long-term borrowings.

Recent Developments and Business Outlook

         FINOVA continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. Additionally, FINOVA continues to evaluate potential acquisition opportunities it believes are consistent with its business strategies. The company continues to integrate the fourth quarter acquisitions of the business of Belgravia Capital Corporation and the inventory finance portfolio acquired from AT&T Capital Corporation.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

       (a)   The following exhibits are filed herewith:

              Exhibit No.      Document
             -------------     -------------------------------------------------
                 12            Computation of Ratio of Income to Combined  Fixed
                               Charges (interim period).

                27.1 Financial Data Schedule for the three months ended March 31, 1998.

                27.2 Restated Financial Data Schedule for the quarters ended September 30, 1997, June 30, 1997 and March 31, 1997.

                27.3 Restated Financial Data Schedule for the quarters ended September 30, 1996, June 30, 1996 and March 31, 1996.

                27.4 Restated Financial Data Schedule for the years ended December 31, 1996 and 1995.


       (b) Reports on Form 8-K:

                   A Report  on  Form 8-K,  dated April 22, 1998, was  filed  by
             Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the first quarter ended March 31, 1998 (unaudited).

                           FINOVA CAPITAL CORPORATION





                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               FINOVA CAPITAL CORPORATION

                                          (Registrant)



Dated: May 13, 1998        By:               /s/ Bruno A. Marszowski
                              --------------------------------------------------
                               Bruno A. Marszowski, Senior Vice President, Chief Financial Officer and Controller
                               Principal Financial and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                            MARCH 31, 1998 FORM 10-Q


              Exhibit No.                         Document
             -------------     -------------------------------------------------
                 12            Computation of Ratio of Income to Combined  Fixed
                               Charges (interim period).

                27.1 Financial Data Schedule for the three months ended March 31, 1998.

                27.2 Restated Financial Data Schedule for the quarters ended September 30, 1997, June 30, 1997 and March 31, 1997.

                27.3 Restated Financial Data Schedule for the quarters ended September 30, 1996, June 30, 1996 and March 31, 1996.

                27.4 Restated Financial Data Schedule for the years ended December 31, 1996 and 1995.
                                       11