Form 10-Q
period 1998-06-30
FINOVA CAPITAL CORP
filed 1998-08-07
CIK 43960

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                     June 30, 1998

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

                                YES [X]  NO [_]

The Registrant meets the conditions set forth in General Instructions H (i)(a) and (b) of Form 10-Q and is therefore filing this form in the reduced format.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 31, 1998, 25,000 shares of Common Stock ($1.00 par value) were outstanding.

                           FINOVA CAPITAL CORPORATION


                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
PART I    FINANCIAL INFORMATION.

     Item 1.   Financial Statements.
          Condensed Consolidated Financial Information:

          Condensed Consolidated Balance Sheet - June 30, 1998 and
               December 31, 1997                                             1

          Condensed Consolidated Income Statement - Three and Six Months
               Ended June 30, 1998 and 1997                                  2

          Condensed Consolidated Statement of Cash Flows - Six Months
               Ended June 30, 1998 and 1997                                  3

          Notes to Interim Condensed Consolidated Financial Information    4 - 6


     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    6 - 8

     Item 4.   Submission of Matters to a Vote of Security Holders           9


PART II   OTHER INFORMATION.

     Item 6.   Exhibits and Reports on Form 8-K                              9


     SIGNATURES                                                             10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

     ITEM 1. FINANCIAL STATEMENTS
     ----------------------------

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         1998           1997
                                                     -----------    ------------
ASSETS:
Cash and cash equivalents                            $    33,394    $    33,193

Investment in financing transactions:
  Loans and other financing contracts                  6,367,375      5,955,984
  Operating leases                                       646,675        712,927
  Leveraged leases                                       643,114        619,557
  Factored receivables                                   611,170        750,399
  Direct financing leases                                356,050        360,589
  Financing contracts held for sale                      304,260           --
                                                     -----------    -----------
                                                       8,928,644      8,399,456
Less reserve for credit losses                          (178,070)      (177,088)
                                                     -----------    -----------
Investment in financing transactions - net             8,750,574      8,222,368

Goodwill and other assets                                553,327        502,362
                                                     -----------    -----------
                                                     $ 9,337,295    $ 8,757,923
                                                     ===========    ===========


LIABILITIES:
Accounts payable and accrued expenses                $   113,409    $   124,491
Due to clients                                           195,245        278,571
Interest payable                                          55,139         52,643
Senior debt                                            7,345,194      6,764,581
Deferred income taxes                                    301,711        277,569
                                                     -----------    -----------
                                                       8,010,698      7,497,855
                                                     -----------    -----------


SHAREOWNER'S EQUITY:
Common stock, $1.00 par value, 100,000 shares
  authorized, 25,000 shares issued                            25             25
Additional capital                                       870,485        870,485
Retained income                                          455,757        389,568
Cumulative translation adjustments                           330            (10)
                                                     -----------    -----------
                                                       1,326,597      1,260,068
                                                     -----------    -----------
                                                     $ 9,337,295    $ 8,757,923
                                                     ===========    ===========

See notes to interim condensed consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT
                             (Dollars in Thousands)
                                   (Unaudited)

                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                    ----------------------    ----------------------

                                       1998         1997         1998         1997
                                    ---------    ---------    ---------    ---------

Interest and income earned
  from financing transactions       $ 218,199    $ 190,958    $ 421,935    $ 374,286
Operating lease income                 31,425       28,946       64,088       54,911
Interest expense                     (114,987)    (101,883)    (225,559)    (199,055)
Depreciation                          (20,495)     (17,610)     (37,665)     (34,059)
                                    ---------    ---------    ---------    ---------
Interest margins earned               114,142      100,411      222,799      196,083
Volume-based fee income                19,103        8,583       41,259       16,367
                                    ---------    ---------    ---------    ---------
Operating margin                      133,245      108,994      264,058      212,450
Provision for credit losses           (16,000)     (18,300)     (25,500)     (26,300)
                                    ---------    ---------    ---------    ---------
Net interest margins earned           117,245       90,694      238,558      186,150
Gains on disposal of assets             9,582       10,468       10,805       13,701
                                    ---------    ---------    ---------    ---------
                                      126,827      101,162      249,363      199,851
Selling, administrative and other
  operating expenses                  (57,779)     (46,612)    (114,737)     (92,490)
                                    ---------    ---------    ---------    ---------
Income before income taxes             69,048       54,550      134,626      107,361
Income taxes                          (27,068)     (19,853)     (52,623)     (39,851)
                                    ---------    ---------    ---------    ---------
NET INCOME                          $  41,980    $  34,697    $  82,003    $  67,510
                                    =========    =========    =========    =========

See notes to interim condensed consolidated financial information.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    1998           1997
                                                                -----------    -----------
OPERATING ACTIVITIES:
  Net income                                                    $    82,003    $    67,510
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for credit losses                                     25,500         26,300
     Depreciation and amortization                                   49,177         42,576
     Gains on disposal of assets                                    (10,805)       (13,701)
     Deferred income taxes                                           24,142         11,399
  Change in assets and liabilities, net of effects from
    subsidiaries purchased                                          (61,206)       (31,151)
  Other                                                                 399         (1,412)
                                                                -----------    -----------
       Net cash provided by operating activities                    109,210        101,521
                                                                -----------    -----------

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                      167,065        109,250
  Proceeds from sale of assets securitized                           31,126         16,150
  Principal collections on financing transactions                   905,996        946,031
  Expenditures for financing transactions                        (1,104,014)    (1,146,890)
  Net change in short-term financing transactions & financing
   contracts held for sale                                         (582,042)      (472,021)
  Other                                                               1,303          1,765
                                                                -----------    -----------
     Net cash used by investing activities                         (580,566)      (545,715)
                                                                -----------    -----------

FINANCING ACTIVITIES:
  Net borrowings under commercial paper and short-term loans        623,870        632,868
  Long-term borrowings                                              610,000        565,625
  Repayment of long-term borrowings                                (653,316)      (710,479)
  Net advances to Parent                                             (9,857)       (35,849)
  Dividends                                                         (15,814)       (13,094)
  Net change in due to clients                                      (83,326)        23,459
                                                                -----------    -----------
    Net cash provided by financing activities                       471,557        462,530
                                                                -----------    -----------

Increase in cash and cash equivalents                                   201         18,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       33,193         31,285
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    33,394    $    49,621
                                                                ===========    ===========

See notes to interim condensed consolidated financial information.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NOTE A            BASIS OF PREPARATION
--------------------------------------

         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc.

         The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of June 30, 1998, the results of operations for the quarter and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year.

         Previously, volume-based fees, which represent fees generated by Inventory Finance, Commercial Services (formerly "Factoring Services") and FINOVA Realty Capital lines of business, were classified as a component of interest and income earned from financing transactions. Commencing in 1998, the Company has reported these amounts as a separate item and reclassified prior period amounts accordingly. This change in classification has no effect on previously reported net income.

NOTE B            SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------
         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareowner's equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. The company has adopted this standard effective January 1, 1998. Total comprehensive income was $42.4 million and $35.0 million for the three months ended June 30, 1998 and 1997, respectively and $82.3 million and $66.2 million for the six months ended June 30, 1998 and 1997, respectively. The primary component of comprehensive income other than net income was foreign currency translation.

NOTE C            PORTFOLIO QUALITY
-----------------------------------
         The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                  JUNE 30, 1998
                             (Dollars in Thousands)

                                             Revenue Accruing                          Nonaccruing
                                   ------------------------------------   ------------------------------------
                                                               Repos-
                                                               sessed                    Repos-       Leases       Total
                                    Original                   Assets                    sessed         &         Carrying
                                    Rate (1)     Impaired       (2)        Impaired      Assets       Other        Amount       %
                                   ------------------------------------   ------------------------------------   ------------------
Transportation Finance (3 & 4)     $1,683,700   $            $            $            $            $    4,009   $1,687,709    18.9
Resort Finance (4)                  1,133,435                    15,497                    31,439                 1,180,371    13.2
Corporate Finance (4)                 795,487          858                    26,828                                823,173     9.2
Communications Finance (4)            738,594        9,028                    26,857                                774,479     8.7
Specialty Real Estate Finance         599,261       21,089       36,066        6,719        7,687          194      671,016     7.5
Rediscount Finance (4)                654,573                                  4,757                                659,330     7.4
Commercial Equipment Finance          600,396        1,676        4,786        9,685          846        3,802      621,191     7.0
Inventory Finance (4)                 537,020                                  7,998                                545,018     6.1
Healthcare Finance                    501,093                                  8,792                       873      510,758     5.7
Franchise Finance (4)                 492,647          755                     5,118                       293      498,813     5.6
Realty Capital (5)                    307,530                                                                       307,530     3.4
Business Credit (4)                   234,602                                  7,236                                241,838     2.7
Commercial Services                   169,468                                 18,516        1,060                   189,044     2.1
Public Finance                        160,113                                                                       160,113     1.8
Other (6)                              34,146                                                           24,115       58,261     0.7
                                   ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----
TOTAL (4)                          $8,642,065   $   33,406   $   56,349   $  122,506   $   41,032   $   33,286   $8,928,644   100.0
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========   =====

---------------------------------------
NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $1.7 million on repossessed assets year to date during 1998, including $1.2 million in Specialty Real Estate
     Finance, $0.4 million in Resort Finance and $0.1 million in Commercial Equipment Finance.
(3) Transportation Finance includes $381.8 million of aircraft financing business originated through the London office.
(4) Excludes $502.0 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $67.9 million in Franchise Finance and participations sold of $45.3 million in Corporate Finance, $73.0 million in Communications Finance, $5.3 million in Resort Finance, $4.4 million in Rediscount
     Finance, $3.0 million in Business Credit, $2.9 million in Transportation Finance and $0.2 million in Inventory Finance.
(5)  Includes $304.3 million of financing contracts held for sale.
(6)  Primarily includes  London-based FINOVA Capital Limited and other.

Reserve for Credit Losses:

         The reserve for credit losses at June 30, 1998 represents 2.0% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      1998               1997
                                                   ---------          ---------
                                                       (Dollars in Thousands)

Balance, beginning of period                       $ 177,088          $ 148,693
Provision for credit losses                           25,500             26,300
Write-offs                                           (28,272)           (16,858)
Recoveries                                             1,285              1,634
Other                                                  2,469                (22)
                                                   ---------          ---------
Balance, end of period                             $ 178,070          $ 159,747
                                                   =========          =========

         A specific impairment reserve of $28.5 million at June 30, 1998 applies to $66.1 million of the $155.9 million of impaired loans. The remaining $149.6 million of the reserve for credit losses is designated for general purposes and represents management's estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         -------------

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998
                      TO THE SIX MONTHS ENDED JUNE 30, 1997

         The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group").

Results of Operations

         Net income for the six months ended June 30, 1998 was $82.0 million compared to $67.5 million for the six months ended June 30, 1997.

         Interest margins earned. Interest margins earned represent the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases and other owned assets. Interest margins earned were $222.8 million for the six months ended June 30, 1998 compared to $196.1 million for the six months ended June 30, 1997, a 14% increase. The increase was primarily due to a 15% growth in managed assets to $9.43 billion at June 30, 1998 from $8.22 billion at June 30, 1997. Interest margins earned remained at 5.5% of average earning assets (average funds employed less nonaccruing assets and deferred taxes on leveraged leases) for the six months ended June 30, 1998 and 1997.

         Volume-based fee income. Volume-based fee income is generated by FINOVA's Inventory Finance, Commercial Services (formerly "Factoring Services") and Realty Capital lines of business. These fees are predominately based on volume originated business rather than the balance of outstanding financing transactions during the period. For the six months ended June 30, 1998, volume-based fee income was $41.3 million compared to $16.4 million for the same period in 1997. Fee-based volume for the first six months of 1998 totaled $3.8 billion compared to $1.7 billion in the same period one year ago. Included in the first six months of 1998 were fees associated with FINOVA Realty Capital ("FRC") and the Inventory Finance portfolio purchased from AT&T Capital Corp., both of which were acquired in the fourth quarter of 1997.

         Provision for credit losses. The provision for credit losses was $25.5 million for the six months ended June 30, 1998 compared to $26.3 million for the same period one year ago. Net write-offs during the six months ended June 30, 1998 were $28.3 million compared to $16.9 million for the same period in 1997. The 1998 net write-offs included $17.4 million of amounts written off relative to the Commercial Services line of business, a portion of which a specific reserve had previously been provided.

         Gains on disposal of assets. Gains on disposal of assets were $10.8 million for the six months ended June 30, 1998 compared to $13.7 million for the first six months of 1997. Included in the 1997 amount was a $5.6 million gain resulting from the sale of the Company's interest in a real estate leveraged lease transaction. Gains on disposal primarily relate to the sale of assets coming off lease and the sale of financing contracts held for sale (primarily generated by FRC). While, in the aggregate, FINOVA historically recognizes gains on such disposals, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of sale.

         Selling, administrative and other operating expenses. Selling, administrative and other operating expenses ("operating expenses") were generally higher in all major categories and increased to $114.7 million for the first six months of 1998 compared to $92.5 million for the first six months of 1997. This increase was partially attributable to the growth in managed assets during the year. Also contributing to the increase was the addition of FRC, which has a higher operating structure than FINOVA, including over 80 business development officers and associated support staff. Meanwhile, operating expenses remained at 43.5% of operating margins for the six months ended June 30, 1998 and the comparable period in 1997. Excluding the addition of FRC, FINOVA's operating expense ratio would have been 41.6% for the six months ended June 30, 1998.

         Income taxes. Income taxes were higher for the first six months of 1998 compared to the corresponding period in 1997 due to the increase in pre-tax income and a higher effective tax rate in 1998 (39.1% vs 37.1%). The 1997 tax rate was lower due to certain tax credits realized in 1997.

Financial Condition, Liquidity and Capital Resources

         Managed assets were $9.43 billion at June 30, 1998 compared to $8.86 billion at December 31, 1997. Included in managed assets at June 30, 1998 are $8.93 billion in funds employed (including $304.3 million of financing contracts held for sale generated by FRC), $367.9 million of securitized assets managed by FINOVA and $134.1 million of participations sold to third parties. The increase in managed assets was due to funded new business of $1.4 billion for the six months ended June 30, 1998, coupled with a net increase in volume based receivables, partially offset by normal portfolio amortization and prepayments.

         The reserve for credit losses increased slightly to $178.1 million at June 30, 1998 from $177.1 million at December 31, 1997, while nonaccruing assets increased to $196.8 million at June 30, 1998 from $187.4 million at the end of 1997. However, nonaccruing assets remained at 2.1% of ending managed assets (excluding participations sold).

         At June 30, 1998, FINOVA had $7.35 billion of debt outstanding, representing 5.54 times the Company's equity base of $1.33 billion. At year-end 1997, FINOVA's debt was 5.37 times the equity base of $1.26 billion.

         Growth in funds employed is financed by FINOVA's internally generated funds and new borrowings. During the six months ended June 30, 1998, FINOVA issued $610 million of new long-term borrowings and recognized a net increase in commercial paper outstanding of $624 million. During the same period, FINOVA repaid $653 million of long-term borrowings.

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

Recent Development and Business Outlook

         FINOVA continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. Additionally, FINOVA continues to evaluate potential acquisition opportunities it believes are consistent with its business strategies.

New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective for transactions entered into in fiscal quarters of fiscal years that begin after June 15, 1999. This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities. The future effect on the Company's financial position and the results of operations has not been determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     Omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     (a)  The following exhibits are filed herewith:

          Exhibit No.    Document
          -----------    -------------------------------------------------------
             12          Computation  of  Ratio  of  Income  to  Combined  Fixed
                         Charges (interim period).

             27          Financial Data Schedule.


     (b)  Reports on Form 8-K:

               A Report on Form 8-K, dated July 30, 1998, was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the second quarter ended June 30, 1998 (unaudited).

                           FINOVA CAPITAL CORPORATION



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           FINOVA CAPITAL CORPORATION

                                  (Registrant)



Dated: August 7, 1998     By:             /s/ Bruno A. Marszowski
                              --------------------------------------------------
                              Bruno A. Marszowski, Senior Vice President,
                              Chief Financial Officer and Controller
                              Principal Financial and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                             JUNE 30, 1998 FORM 10-Q


     Exhibit No.                            Document
     ----------     ------------------------------------------------------------
         12         Computation  of Ratio of Income to  Combined  Fixed  Charges
                    (interim period).

         27         Financial  Data  Schedule  for the six months ended June 30,
                    1998.
                                       11