Form 10-Q/A
period 1998-06-30
FINOVA CAPITAL CORP
filed 1998-08-10
CIK 43960

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                  FORM 10-Q/A-1


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


         Provision for credit losses. The provision for credit losses was $25.5 million for the six months ended June 30, 1998 compared to $26.3 million for the same period one year ago. Net write-offs during the six months ended June 30, 1998 were $27.0 million compared to $15.2 million for the same period in 1997. The 1998 net write-offs included $17.4 million of amounts written off relative to the Commercial Services line of business, a portion of which a specific reserve had previously been provided.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     Omitted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

     (a)  The following exhibits are filed herewith:

          Exhibit No.    Document
          -----------    -------------------------------------------------------

             12* Computation of Ratio of Income to Combined Fixed Charges (interim period).

             27*         Financial Data Schedule.

     * Previously filed

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





                           FINOVA CAPITAL CORPORATION

                                  (Registrant)



Dated: August 7, 1998     By:             /s/ Bruno A. Marszowski
                              --------------------------------------------------
                              Bruno A. Marszowski, Senior Vice President,
                              Chief Financial Officer and Controller
                              Principal Financial and Accounting Officer
                                       10