Form 10-K
period 1998-12-31
FINOVA CAPITAL CORP
filed 1999-03-05
CIK 43960

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20594
                            ------------------------
                                   Form 10-K
                  Annual Report Pursuant to Section 13 of the
                        Securities Exchange Act of 1934
                  for the Fiscal Year Ended December 31, 1998

                         Commission File Number 1-7543

                           FINOVA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                             94-1278569
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


1850 North Central Ave., P.O. Box 2209 Phoenix, AZ                 85002-2209
     (Address of Principal Executive Offices)                      (Zip Code)


        Registrant's Telephone Number, Including Area Code  602-207-4900

          Securities Registered Pursuant to Section 12(B) of the Act:

                                                        Name of Each Exchange
   Title of Each Class                                   On Which Registered
   -------------------                                   -------------------
$175,000,000 Principal Amount                            New York Stock Exchange
of 9-1/8% Note Due February 27, 2002

       Securities Registered Pursuant to Section 12(G) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any
amendment of this Form 10-K.  Yes [X]   No [ ]

     As of March 4, 1999, 25,000 shares of Common Stock ($1.00 par value) were outstanding and held by an affiliate.

     Registrant meets the conditions set forth in General instruction I(1)(a) and (b) of form 10-K and is therefore filing this form with the reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                                                    PART WHERE
DOCUMENT                                                           INCORPORATED
--------                                                           ------------
NONE.
================================================================================

                               TABLE OF CONTENTS


ITEM #                            NAME OF ITEM                           PAGE
------                            ------------                           ----
                                   Part I
Item 1    Business:
            Introduction..............................................     1
            General...................................................     1
               Business Groups........................................     1
               Portfolio Composition..................................     3
               Investment in Financing Transactions...................     3
               Cost and Use of Borrowed Funds.........................    11
               Matched Funding Policy.................................    12
               Credit Ratings.........................................    13
               Residual Realization Experience........................    13
               Business Development and Competition...................    14
               Credit Quality.........................................    15
               Risk Management........................................    15
               Portfolio Management...................................    16
               Delinquencies and Workouts.............................    16
               Governmental Regulation................................    16
            Employees.................................................    17
            Special Note Regarding Forward-Looking Statements.........    17
Item 2    Properties..................................................    18
Item 3    Legal Proceedings...........................................    18
Item 4    Submission of Matters to a Vote of Security Holders.........    18

                                  Part II
Item 5    Market Price of and Dividends on the Registrant's Common
          Equity & Related Shareowner Matters.........................    19
Item 6    Selected Financial Data.....................................    19
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    19
Item 7A   Quantitative and Qualitative Disclosures About Market
          Risk........................................................    19
Item 8    Financial Statements & Supplementary Data...................    19
Item 9    Changes in and Disagreements with Accountants on Accounting
          & Financial Disclosure......................................    19

                                  Part III
Item 10   Directors & Executive Officers of the Registrant............    19
Item 11   Executive Compensation......................................    19
Item 12   Security Ownership of Certain Beneficial Owners &
          Management..................................................    20
Item 13   Certain Relationships & Related Transactions................    20
                                  Part IV
Item 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    20

                                      PART I

ITEM 1. BUSINESS.

INTRODUCTION

     The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA GROUP Inc.("FINOVA GROUP").

GENERAL

     FINOVA Capital Corporation is a financial services company engaged in providing a broad range of financing and capital market products. FINOVA concentrates on lending to mid-size businesses. FINOVA has been in operation since 1954.

     FINOVA extends revolving credit facilities, term loans and equipment and real estate financing primarily to "middle-market" businesses with financing needs falling generally between $500,000 and $35 million.

     FINOVA operates in 18 specific industry or market niches under three market groups. FINOVA selected these niches because its expertise in evaluating the creditworthiness of prospective customers and its ability to provide value-added services enables the Company to differentiate itself from its competitors. That expertise and ability also enable FINOVA to command pricing that provides a satisfactory spread over its borrowing costs.

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

     FINOVA generates interest, leasing, fees and other income through charges assessed on outstanding loans, loan servicing, leasing, brokerage and other activities. FINOVA's primary expenses are the costs of funding the loan and lease business, including interest paid on debt, provisions for credit losses, marketing expenses, salaries and employee benefits, servicing and other operating expenses and income taxes.

     FINOVA's principal executive offices are located at 1850 North Central Avenue, P.O. Box 2209, Phoenix, Arizona 85002-2209, telephone (602) 207-4900. FINOVA also has business development offices throughout the U.S. and in London, U.K. and Toronto, Canada.

BUSINESS GROUPS

     FINOVA operates the following principal lines of business under three market groups:

     Commercial Finance

     - Business Credit offers collateral-oriented revolving credit facilities and term loans for manufacturers, distributors, wholesalers and service companies. Typical transaction sizes range from $500,000 to $3 million.

     - Commercial Services (formerly Factoring Services) offers full service factoring and accounts receivable management services for entrepreneurial and larger firms, primarily in the textile and apparel industries. The annual factored volume of these companies is generally between $5 million and $25 million. This line provides accounts receivable financing and loans secured by equipment and real estate.

     - Corporate Finance provides a full range of cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers and commercial and consumer service businesses. Typical transaction sizes range from $2 million to $35 million.

     - Distribution & Channel Finance (formerly Inventory Finance) provides inbound and outbound inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers nationwide. Transaction sizes generally range from $500,000 to $30 million.

     - Growth Finance provides collateral based working capital financing primarily secured by accounts receivable. Typical transaction sizes range from $100,000 to $1 million and are made to small and midsize businesses with annual sales under $10 million.

     - Rediscount Finance offers revolving credit facilities to the independent consumer finance industry including sales, automobile, mortgage and premium finance companies. Typical transaction sizes range from $1 million to $35 million.

     Specialty Finance

     - Commercial Equipment Finance offers equipment leases, loans and "turnkey" financing to a broad range of midsize companies. Specialty markets include the corporate aircraft and emerging growth technology industries, primarily biotechnology and electronics. Typical transaction sizes range from $500,000 to $15 million.

     - Communications Finance specializes in term financing to advertising and subscriber-supported businesses, including radio and television stations, cable operators, outdoor advertising firms and publishers. Typical transaction sizes range from $1 million to $40 million.

     - Franchise Finance offers equipment, real estate and acquisition financing for operators of established franchise concepts. Transaction sizes generally range from $500,000 to $15 million.

     - Healthcare Finance offers a full range of working capital, equipment and real estate financing products for the U.S. healthcare industry. Transaction sizes typically range from $500,000 to $25 million.

     - Portfolio Services provides customized receivable servicing and collections for timeshare developers and other generators of consumer receivables.

     - Public Finance provides tax-exempt term financing to state and local governments, non-profit corporations and entities using industrial revenue or development bonds. Typical transaction sizes range from $100,000 to $5 million.

     - Resort Finance focuses on construction, acquisition and receivables financing of timeshare resorts worldwide as well as term financing for established golf resort hotels and receivables funding for developers of second home communities. Typical transaction sizes range from $5 million to $35 million.

     - Specialty Real Estate Finance provides term financing for hotel, anchored retail office and owner-occupied properties. Typical transaction sizes range from $5 million to $30 million.

     - Transportation Finance structures equipment loans, leases, acquisition financing and leveraged lease equity investments for commercial and cargo airlines worldwide, railroads and operators of other transportation related equipment. Typical transaction sizes range from $5 million to $30 million. Through FINOVA Aircraft Investors, LLC, FINOVA also seeks to use its market expertise and industry presence to purchase, upgrade and resell used commercial aircraft.

     Capital Markets

     - Realty Capital specializes in providing capital markets-funded commercial real estate financing products and commercial mortgage banking services. Typical transaction sizes range from $1 million to $5 million.

     - Investment Alliance provides equity and debt financing for midsize businesses in partnership with institutional investors and selected fund sponsors. Typical transaction sizes range from $2 million to $15 million.

     - Loan Administration provides in-house servicing for FINOVA's commercial loan products as well as servicing and sub-servicing of other mortgage and consumer loans, including residential real estate, mobile homes, automobiles and other consumer products.

     FINOVA is a Delaware corporation. The Company was incorporated in 1965 and is the successor to a California Corporation that was formed in 1954. In March 1992, The Dial Corp. transferred its financial services businesses to FINOVA Group in a spin-off. Since that time, FINOVA has increased its total assets from $2.5 billion at December 31, 1992 to $10.5 billion at December 31, 1998. Income from continuing operations increased from $36.8 million in 1992 to $173.5 million in 1998. Management believes FINOVA ranks among the largest independent commercial finance companies in the U.S., based on total assets.

PORTFOLIO COMPOSITION

     The total assets under management consist of FINOVA's net investment in financing transactions plus certain assets that are owned by others but managed by the Company and are not reported on the Company's balance sheet (securitized assets and participations sold). The Company's investment in financing transactions is primarily settled in U.S. dollars.

INVESTMENT IN FINANCING TRANSACTIONS

     The following tables detail FINOVA's investment in financing transactions (before reserve for credit losses) at December 31, 1998, 1997, 1996, 1995 and 1994.

                      INVESTMENT IN FINANCING TRANSACTIONS
                             BY TYPES OF FINANCING
                             (DOLLARS IN THOUSANDS)

                                                          DECEMBER 31,
                                -------------------------------------------------------------
                                   1998         %        1997        %        1996        %
                                -----------   -----   ----------   -----   ----------   -----
Loans and other financing
  contracts:
  Commercial..................  $ 5,668,375    56.6   $4,299,909    51.2   $3,592,193    49.2
  Real estate.................    1,648,935    16.5    1,656,075    19.7    1,713,485    23.5
Leveraged leases..............      780,836     7.8      619,557     7.4      514,573     7.1
Operating leases..............      648,185     6.5      712,927     8.5      517,690     7.1
Fee-based receivables.........      626,499     6.2      750,399     8.9      564,430     7.7
Direct financing leases.......      396,759     4.0      360,589     4.3      396,388     5.4
Financing contracts held for
  sale........................      241,947     2.4
                                -----------   -----   ----------   -----   ----------   -----
  Investment in financing
    transactions..............   10,011,536   100.0    8,399,456   100.0    7,298,759   100.0
                                              =====                =====                =====
Securitized assets............      436,064              336,607              300,000
Participations sold...........      101,532              121,360               64,546
                                -----------           ----------           ----------
Total managed assets(1).......  $10,549,132           $8,857,423           $7,663,305
                                ===========           ==========           ==========

                                               DECEMBER 31,
                                  ---------------------------------------
                                     1995        %        1994        %
                                  ----------   -----   ----------   -----
Loans and other financing
  contracts:
  Commercial..................    $3,389,363    53.4   $2,732,734    51.1
  Real estate.................     1,534,177    24.1    1,237,488    23.2
Leveraged leases..............       366,196     5.8      287,518     5.4
Operating leases..............       460,798     7.3      412,782     7.7
Fee-based receivables.........       189,486     3.0      157,862     3.0
Direct financing leases.......       408,059     6.4      514,595     9.6
Financing contracts held for
  sale........................
                                  ----------   -----   ----------   -----
  Investment in financing
    transactions..............     6,348,079   100.0    5,342,979   100.0
                                               =====                =====
Securitized assets............       200,000
Participations sold...........
                                  ----------           ----------
Total managed assets(1).......    $6,548,079           $5,342,979
                                  ==========           ==========

---------------
NOTES:

(1) Excludes managed assets serviced under the mini-CMBS structure due to the expected short-term nature of the servicing rights. For further discussion see Annex A, Note C.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                               DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                     REVENUE ACCRUING                      NONACCRUING
                            ---------------------------------  ------------------------------     TOTAL
                              MARKET              REPOSSESSED            REPOSSESSED  LEASE &   CARRYING
                             RATE(1)    IMPAIRED   ASSETS(2)   IMPAIRED    ASSETS      OTHER     AMOUNT       %
                            ----------  --------  -----------  --------  -----------  -------  -----------  -----
Transportation
  Finance(3)..............  $2,140,541  $ 61,895    $          $           $          $        $ 2,202,436   22.0
Resort Finance............   1,209,062               16,415                 24,800               1,250,277   12.5
Corporate Finance.........     729,461    16,183                 41,007      1,115                 787,766    7.9
Rediscount Finance........     766,250                  999       3,762                            771,011    7.7
Commercial Equipment
  Finance.................     712,854     1,526      4,858      10,884     17,855      4,135      752,112    7.5
Communications Finance....     694,863     7,169                 24,264                            726,296    7.3
Specialty Real Estate
  Finance.................     635,952    16,966     34,230       9,799      7,620        194      704,761    7.0
Healthcare Finance........     597,201                7,018       5,902                 1,102      611,223    6.1
Franchise Finance.........     597,916     1,619      1,741       1,763      2,120        274      605,433    6.0
Distribution & Channel
  Finance.................     561,734                            6,029                            567,763    5.7
Business Credit...........     292,696                            7,416                            300,112    3.0
Realty Capital............     265,125                                                             265,125    2.6
Public Finance............     183,099                                                             183,099    1.8
Commercial Services.......     160,012       648                  8,912        936                 170,508    1.7
Other(5)..................      30,072                                                 25,344       55,416    0.6
Growth Finance............      45,901                                                              45,901    0.5
Investment Alliance.......      12,297                                                              12,297    0.1
                            ----------  --------    -------    --------    -------    -------  -----------  -----
TOTAL(4)..................  $9,635,036  $106,006    $65,261    $119,738    $54,446    $31,049  $10,011,536  100.0
                            ==========  ========    =======    ========    =======    =======  ===========  =====

---------------
NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.

(2) The Company earned income totaling $4.7 million on repossessed assets during 1998, including $2.4 million in Specialty Real Estate Finance, $1.0 million in Resort Finance, $0.9 million in Healthcare Finance, $0.2 million in Rediscount Finance and $0.2 million in Commercial Equipment Finance.

(3) Transportation Finance includes $419.7 million of aircraft financing business booked through the London office.

(4) Excludes $537.6 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $136.1 million in Franchise Finance and participations of $49.3 million in Corporate Finance, $21.4 million in Communications Finance, $5.4 million in Resort Finance, $6.9 million in Rediscount Finance, $3.8 million in Business Credit, $12.6 million in Transportation Finance and $2.1 million in Distribution & Channel Finance.

(5) Primarily includes other assets retained from disposed or discontinued operations.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                    REVENUE ACCRUING                      NONACCRUING
                           ---------------------------------  ------------------------------    TOTAL
                             MARKET              REPOSSESSED            REPOSSESSED  LEASE &   CARRYING
                            RATE(1)    IMPAIRED   ASSETS(2)   IMPAIRED    ASSETS      OTHER     AMOUNT      %
                           ----------  --------  -----------  --------  -----------  -------  ----------  -----
Transportation
  Finance(3).............  $1,631,685  $           $          $           $          $        $1,631,685   19.4
Resort Finance...........   1,166,199               14,450       3,974     26,240              1,210,863   14.4
Corporate Finance........     791,733      981                  26,888                           819,602    9.8
Specialty Real Estate
  Finance................     610,711   24,120      38,055       7,648     10,853        196     691,583    8.2
Communications Finance...     628,947    8,724                  24,452                           662,123    7.9
Commercial Equipment
  Finance................     614,712    1,816                  11,802                 4,030     632,360    7.5
Rediscount Finance.......     609,641                              993                           610,634    7.3
Distribution & Channel
  Finance................     544,108                            4,333                           548,441    6.5
Healthcare Finance.......     525,846                            1,515                   666     528,027    6.3
Franchise Finance........     430,651      808                   2,171                   305     433,935    5.2
Commercial Services......     196,843                           30,205                           227,048    2.7
Business Credit..........     195,897                            7,559                           203,456    2.4
Public Finance...........     135,826                                                            135,826    1.6
Other(5).................      40,347                                                 23,526      63,873    0.8
                           ----------  -------     -------    --------    -------    -------  ----------  -----
TOTAL(4).................  $8,123,146  $36,449     $52,505    $121,540    $37,093    $28,723  $8,399,456  100.0
                           ==========  =======     =======    ========    =======    =======  ==========  =====

---------------
NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.

(2) The Company earned income totaling $4.1 million on repossessed assets during 1998, including $3.1 million in Specialty Real Estate Finance and $1.0 million in Resort Finance.

(3) Transportation Finance includes $302.9 million of aircraft financing business booked through the London office.

(4) Excludes assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $36.6 million in Franchise Finance and participations of $40.2 million in Corporate Finance, $61.0 million in Communications Finance, $8.5 million in Transportation Finance, $4.6 million in Rediscount Finance, $5.1 million in Resort Finance and $1.9 million in Distribution & Channel Finance.

(5) Primarily includes other assets retained from disposed or discontinued operations.

                       INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                 REVENUE ACCRUING                     NONACCRUING
                        ---------------------------------  -------------------------------    TOTAL
                          MARKET              REPOSSESSED            REPOSSESSED  LEASE &   CARRYING
                         RATE(1)    IMPAIRED   ASSETS(2)   IMPAIRED    ASSETS      OTHER     AMOUNT      %
                        ----------  --------  -----------  --------  -----------  -------  ----------  -----
Transportation
  Finance(3)..........  $1,330,578  $           $          $           $          $        $1,330,578   18.2
Resort Finance........   1,124,462    2,963      13,878         77      25,136              1,166,516   16.0
Corporate Finance.....     630,399    3,211                 14,695         335                648,640    8.9
Specialty Real Estate
  Finance.............     700,932   30,245      46,068      6,748       9,853        940     794,786   10.9
Communications
  Finance.............     535,701    8,796                 14,129       3,095                561,721    7.7
Commercial Equipment
  Finance.............     570,574                           7,900                  6,564     585,038    8.0
Rediscount Finance....     421,232                             245                            421,477    5.8
Distribution & Channel
  Finance.............     314,446                           1,273                            315,719    4.3
Healthcare Finance....     497,540                           1,304                  1,194     500,038    6.9
Franchise Finance.....     366,202    1,104                  1,985                    996     370,287    5.0
Commercial Services...     220,701                           3,419                            224,120    3.1
Business Credit.......     160,006                          11,963                            171,969    2.3
Public Finance........     150,361                              13                            150,374    2.1
Other.................      52,998                                                  4,498      57,496    0.8
                        ----------  -------     -------    -------     -------    -------  ----------  -----
Total Continuing
  Operations(4).......  $7,076,132  $46,319     $59,946    $63,751     $38,419    $14,192  $7,298,759  100.0
                        ==========  =======     =======    =======     =======    =======  ==========  =====
Discontinued
  Operations(5).......                                                             39,143
                                                                                  -------
TOTAL.................                                                            $53,335
                                                                                  =======

---------------
NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.

(2) The Company earned income totaling $5.1 million on repossessed assets during 1996, including $4.4 million in Specialty Real Estate Finance and $0.7 million in Resort Finance.

(3) Transportation Finance includes $160.8 million of aircraft financing business booked through the London office.

(4) Excludes assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and participations of $24.6 million in Corporate Finance, $27.5 million in Communications Finance, $4.8 million in Rediscount Finance, $4.4 million in Resort Finance and $3.2 million in Distribution & Channel Finance.

(5) Reflects assets retained by FINOVA subsequent to the sale of the Manufacturer and Dealer Services' line of business.

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                               DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                     REVENUE ACCRUING                      NONACCRUING
                            ---------------------------------  ------------------------------    TOTAL
                              MARKET              REPOSSESSED            REPOSSESSED  LEASE &   CARRYING
                             RATE(1)    IMPAIRED   ASSETS(2)   IMPAIRED    ASSETS      OTHER     AMOUNT       %
                            ----------  --------  -----------  --------  -----------  -------  ----------  -----
Transportation
  Finance(3)..............  $  929,043  $           $          $           $          $        $  929,043   14.6
Resort Finance............     943,661    2,849      12,064      2,583      26,559                987,716   15.6
Corporate Finance(4)......     631,295    5,274                 19,592         335                656,496   10.3
Specialty Real Estate
  Finance.................     703,018    3,898      42,304     15,264      18,231        988     783,703   12.3
Communications Finance....     662,191    2,502       2,217     16,817       4,863                688,590   10.8
Commercial Equipment
  Finance.................     345,039                              69                  6,079     351,187    5.5
Rediscount Finance........     345,264                                                            345,264    5.4
Distribution & Channel
  Finance.................     202,879                             430                            203,309    3.2
Healthcare Finance........     451,503                              81                  1,231     452,815    7.2
Franchise Finance.........     327,356    1,462                  6,408                  1,850     337,076    5.3
Commercial Services.......     188,892                             594                            189,486    3.0
Business Credit...........     200,365                          12,685                            213,050    3.4
Public Finance............     121,956                                                     47     122,003    1.9
Other.....................      78,645    1,275                  2,360                  6,061      88,341    1.5
                            ----------  -------     -------    -------     -------    -------  ----------  -----
Total Continuing
  Operations(4)...........  $6,131,107  $17,260     $56,585    $76,883     $49,988    $16,256  $6,348,079  100.0
                            ==========  =======     =======    =======     =======    =======  ==========  =====

---------------
NOTES:

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

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                               DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                    REVENUE ACCRUING                       NONACCRUING
                          ----------------------------------  ---------------------------------   TOTAL
                           ORIGINAL   REWRITTEN  REPOSSESSED  DELINQUENT  REPOSSESSED  LEASES &  CARRYING
                             RATE     CONTRACTS   ASSETS(1)     LOANS       ASSETS      OTHER     AMOUNT      %
                          ----------  ---------  -----------  ----------  -----------  -------- ----------  -----
Transportation
  Finance(2)............. $  706,242   $14,620     $           $            $          $        $  720,862   13.5
Resort Finance...........    634,735     4,506       7,314       2,582       30,393                679,530   12.7
Corporate Finance........    746,671    21,275                   6,952        2,674                777,572   14.5
Specialty Real Estate
  Finance................    672,522     7,237      40,510       7,622       21,519                749,410   14.0
Communications Finance...    551,218     6,288       7,282      17,377        5,863        671     588,699   11.0
Commercial Equipment
  Finance................    293,609       769                                           7,589     301,967    5.6
Rediscount Finance.......     99,353                                                                99,353    1.9
Distribution & Channel
  Finance................     58,595                               642                              59,237    1.1
Healthcare Finance.......    467,131                                                     1,719     468,850    8.8
Franchise Finance........    281,890     7,632                  12,242                             301,764    5.6
Commercial Services......    157,090                               772                             157,862    3.0
Business Credit..........    181,741                            12,003                             193,744    3.6
Public Finance...........     93,491                               144                              93,635    1.8
FINOVA Capital
  Limited(3).............     93,700     1,561                   4,265            2      4,800     104,328    2.0
Other....................     36,951                             8,918                     297      46,166    0.9
                          ----------   -------     -------     -------      -------    -------  ----------  -----
Total Continuing
  Operations............. $5,074,939   $63,888     $55,106     $73,519      $60,451    $15,076  $5,342,979  100.0
                          ==========   =======     =======     =======      =======    =======  ==========  =====

---------------
NOTES:

(1) The Company earned income totaling $3.3 million on repossessed assets during 1994, including $2.0 million in Specialty Real Estate Finance, $0.8 million in Communications Finance and $0.5 million in Resort Finance.

(2) Transportation Finance includes $66.9 million of aircraft finance business booked through the London office.

(3) Includes transactions in Europe and elsewhere (including the U.S.) originated from the Company's London office. Also, includes $39.2 million of Consumer Finance assets, of which $4.8 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.

     The Company's geographic portfolio diversification at December 31, 1998 was as follows:

STATE                                                TOTAL             PERCENT
-----                                        ----------------------    -------
                                             (DOLLARS IN THOUSANDS)

California.................................       $ 1,541,692            14.6%
Florida....................................         1,065,801            10.1
Texas......................................           827,422             7.9
New York...................................           726,834             6.9
Illinois...................................           467,083             4.4
Arizona....................................           442,734             4.2
Georgia....................................           370,541             3.5
New Jersey.................................           330,958             3.1
Virginia...................................           285,969             2.7
Nevada.....................................           283,520             2.7
Pennsylvania...............................           274,323             2.6
Missouri...................................           233,053             2.2
Other(1)...................................         3,699,202            35.1
                                                  -----------           -----
                                                  $10,549,132           100.0%
                                                  ===========           =====
---------------
NOTE:

(1) Other includes all other states which, on an individual basis, represent less than 2% of the total and international, which represents approximately 6% of the total.

     The following is an analysis of the reserve for credit losses for the years ended December 31:

                            1998        1997        1996        1995        1994
                          --------    --------    --------    --------    --------
                                           (DOLLARS IN THOUSANDS)
Balance, beginning of
  year..................  $177,088    $148,693    $129,077    $110,903    $ 64,280
Provision for credit
  losses................    82,200      69,200      41,751      37,568      10,439
Write-offs..............   (59,037)    (45,487)    (32,017)    (25,631)    (28,109)
Recoveries..............     2,279       2,287       3,296       2,104       1,780
Acquisitions and
  other.................     5,088       2,395       6,586       4,133      62,513
                          --------    --------    --------    --------    --------
Balance, end of year....  $207,618    $177,088    $148,693    $129,077    $110,903
                          ========    ========    ========    ========    ========

     Included above is a specific impairment reserve of $37.1 million at December 31, 1998, which applies to $98.7 million of the $225.7 million of impaired loans. The remaining $170.5 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. At December 31, 1997, the specific impairment reserve was $20.2 million, which applied to $52.3 million of the $158.0 million of impaired loans. Additions to general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as appropriate.

     Write-offs and recoveries by line of business, during the years ended December 31, were as follows:

                                        1998       1997       1996       1995       1994
                                       -------    -------    -------    -------    -------
                                                     (DOLLARS IN THOUSANDS)
WRITE-OFFS
Commercial Services..................  $36,286    $24,382    $ 5,098    $ 3,728    $ 1,148
Corporate Finance....................    6,728      6,577      9,470      4,660      4,233
Commercial Equipment Finance.........    3,845      3,722      3,207      2,271      1,257
Franchise Finance....................    3,035        696      3,267      3,448      2,247
Distribution & Channel Finance.......    2,609      1,777                   201        442
Specialty Real Estate Finance........    1,785      2,106      1,793      2,275      1,461
Rediscount Finance...................    1,500
Healthcare Finance...................    1,502      1,798      1,018        314        377
Business Credit......................    1,253                              452        774
Communications Finance...............      494        750      2,994      4,037      8,300
Resort Finance.......................               2,700      4,275      2,000      2,730
Other(1).............................                 979        895      2,245      5,140
                                       -------    -------    -------    -------    -------
Total write-offs.....................   59,037     45,487     32,017     25,631     28,109
                                       -------    -------    -------    -------    -------
RECOVERIES
Commercial Services..................      623      1,127      1,488        482        376
Corporate Finance....................       48         99         10        247         86
Commercial Equipment Finance.........      200        514        829        116        428
Franchise Finance....................      255        263        422        115         66
Distribution & Channel Finance.......                             33         20
Specialty Real Estate Finance........                            177         80
Healthcare Finance...................      542         94          8         52         63
Business Credit......................      434
Communications Finance...............                                       250
Resort Finance.......................                             26         22         10
Other(1).............................      177        190        303        720        751
                                       -------    -------    -------    -------    -------
Total recoveries.....................    2,279      2,287      3,296      2,104      1,780
                                       -------    -------    -------    -------    -------
Total net write-offs.................  $56,758    $43,200    $28,721    $23,527    $26,329
                                       =======    =======    =======    =======    =======
Net write-offs as a percentage of
  average managed assets(2)..........     0.60%      0.54%      0.41%      0.40%      0.62%
                                       =======    =======    =======    =======    =======

---------------
NOTES:

(1) Includes FINOVA Capital Ltd. (UK).

(2) Excludes average participations sold in which FINOVA has transferred credit risk.

                            ------------------------

     A further breakdown of the portfolio by line of business can be found in Annex A, Notes C and D.

COST AND USE OF BORROWED FUNDS

     FINOVA relies on borrowed funds as well as internal cash flow to finance its operations. It also has raised funds through the sale or securitization of assets, but does not rely on those methods as a primary source of capital.

     The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA for each of the periods listed:

                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                               1998   1997   1996   1995   1994
                                               ----   ----   ----   ----   ----
Short-term and variable rate long-term
  debt(1).....................................  6.1%   6.4%   6.5%   7.2%   5.5%
Fixed-rate long-term debt(1)..................  7.0%   7.1%   7.2%   7.3%   8.1%
Aggregate borrowed funds(1)...................  6.4%   6.6%   6.8%   7.2%   6.3%
Rate earned on average earning assets(2)(3)... 12.1%  11.9%  11.6%  11.9%  11.3%
Operating margin percentage(4)................  6.4%   6.2%   5.8%   5.7%   5.9%

---------------
NOTES:

(1) Includes the effects of interest rate swap and hedge agreements.

(2) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.

(3) Earned amounts are net of depreciation.

(4) Represents operating margin as a percentage of average earning assets.

                            ------------------------

     The effective costs presented above include costs of commitment fees and related borrowing costs. They do not necessarily predict future costs of funds. For further information on FINOVA's cost of funds, refer to Annex A, Notes E and F.

     Following are the ratios of income to fixed charges ("ratio") for each of the past five years:

      YEAR ENDED DECEMBER 31,
  --------------------------------
  1998   1997   1996   1995   1994
  ----   ----   ----   ----   ----
  1.58   1.54   1.50   1.44   1.58
  ====   ====   ====   ====   ====

     Variations in interest rates generally do not have a substantial impact on the ratio because fixed-rate and floating-rate assets are generally matched with liabilities of similar rate and term.

     Income for fixed charges, for purposes of the computation of the above ratio, consists of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and related debt expense and a portion of rental expense representative of interest.

MATCHED FUNDING POLICY

     FINOVA follows a "matched funding" policy. Under that policy, it funds its floating-rate assets (loans and leases to FINOVA's borrowers) with floating-rate liabilities (FINOVA's debt) and fixed-rate assets with fixed-rate liabilities, to the extent feasible. This policy helps protect FINOVA from changes in interest rates. For further discussion on FINOVA's debt and matched funding policy, see Annex A, Notes E and F.

CREDIT RATINGS

     FINOVA currently has investment-grade credit ratings from the following rating agencies:

                                                          COMMERCIAL    SENIOR
                                                            PAPER        DEBT
                                                          ----------    ------
Duff & Phelps Credit Rating Co. ........................      D1            A
Fitch Investors Services, Inc. .........................      F1            A
Moody's Investors Service, Inc. ........................      P2         Baa1
Standard & Poor's Ratings Group.........................      A2           A-

     There can be no assurance that these ratings will be maintained. The ratings can be modified at any time. A credit rating is not a recommendation to buy, sell or hold securities. Each rating should be evaluated independently of any other rating. None of FINOVA's subsidiaries have applied for credit ratings.

RESIDUAL REALIZATION EXPERIENCE

     Each year since its inception, FINOVA and its predecessors have earned total proceeds from the sale of assets upon lease termination (other than foreclosures) in excess of carrying amounts. There can be no assurance, however, that those results can be achieved in future years. Actual proceeds will depend on current market values for those assets at the time of sale. While market values are generally beyond the control of FINOVA, the Company has some discretion in the timing of sales of the assets. Sales proceeds on lease terminations in excess of carrying amounts are reported as gains on disposal of assets when the assets are sold.

     Income from leasing transactions is affected by gains from asset sales on lease termination and, hence, can be somewhat less predictable than income from non-leasing activities. During the five years ended December 31, 1998, the proceeds to FINOVA from sales of assets on early termination of leases and at the expiration of leases have exceeded the carrying amounts and estimated residual values as follows:

                    EARLY TERMINATIONS (1)     TERMINATIONS AT END OF LEASE TERM
              ------------------------------   ---------------------------------
                                                                    PROCEEDS
                                   PROCEEDS              ESTIMATED  AS A % OF
                        CARRYING   AS A % OF             RESIDUAL   ESTIMATED
               SALES     AMOUNT    CARRYING     SALES    VALUE OF   RESIDUAL
YEAR          PROCEEDS  OF ASSETS   AMOUNT     PROCEEDS   ASSETS      VALUE
----          --------  ---------  ---------   --------  ---------  ---------
                             (DOLLARS IN THOUSANDS)

1998..........$ 82,671   $67,650      122%     $40,571    $35,647      114%
1997.......... 114,680    96,656      119%      63,733     58,127      110%
1996..........  87,311    75,910      115%      15,634     13,872      113%
1995..........   1,402       905      155%      44,395     37,053      120%
1994..........   6,477     5,865      110%      15,287     14,164      108%

---------------
NOTE:

(1) Excludes foreclosures for credit reasons, which are immaterial.

     The estimated residual value of direct finance and leveraged lease assets in the accounts of FINOVA at December 31, 1998 was 37.3% of the original cost of those assets (30.1% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the average remaining term weighted by remaining carrying amount of financing contracts at December 31, 1998 for financing contracts excluding leveraged leases were 7.5 and 5.4 years, respectively, and for leveraged leases were approximately 18.9 and 11.4 years, respectively. The comparable average initial term and remaining term at December 31, 1997 for financing contracts excluding leveraged leases were 7.6 and 5.1 years, respectively, and for leveraged leases were approximately 17.5 and 11.9 years, respectively. FINOVA uses either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease. Actual proceeds could differ from those appraised values.

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

     - Collateral. FINOVA regards collateral as an important factor in a credit evaluation and, for collateral dependent transactions, has established maximum loan to value ratios, normally ranging from 60%-90%, for each of its lines of business.

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

PORTFOLIO MANAGEMENT

     In addition to the review at the time of original underwriting, FINOVA attempts to preserve and enhance the earnings quality of its portfolio through proactive management of its financing relationships with its clients. This process includes the periodic appraisal or verification of the collateral to determine loan exposure and residual values; sales of residuals and warrants to generate supplemental income; and review and management of covenant compliance. The Portfolio Management department or dedicated personnel within the business units regularly review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer; conduct periodic reappraisals of the underlying collateral; seek to identify issues concerning the vulnerabilities of the customer; seek to resolve outstanding issues with the borrower; periodically review and address covenant compliance issues; and prepare periodic summaries of the aggregate portfolio quality and concentrations for management review.

     Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established based on the difference between the recorded balance of the loan ("carrying amount") and the fair value of the asset.

DELINQUENCIES AND WORKOUTS

     FINOVA monitors the timing of payments on its accounts. For term loans and leases, when an invoice is 10 days past due, the customer is generally contacted, and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If satisfactory results are not obtained in communication with the customer, the guarantor(s) are usually contacted to advise them of the situation and the potential obligation under the guarantee agreement. If an invoice becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due and, between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel generally is retained to help protect FINOVA's rights and to pursue its remedies.

     When accounts become more than 90 days past due income recognition is usually suspended, and FINOVA vigorously pursues its legal remedies. Foreclosed or repossessed assets are considered to be nonperforming, and are reported as such unless the assets generate sufficient cash to result in a reasonable rate of return. Those accounts are continually reviewed, and write- downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA generally continues to negotiate the restructuring or other settlement of the debt, as appropriate.

     Management believes that collateral values significantly reduce loss exposure and that the reserve for credit losses is adequate. For additional information regarding the reserve for credit losses, see Annex A, Note D.

GOVERNMENTAL REGULATION

     FINOVA's domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. Some of FINOVA's financing transactions and mortgage broker activities are subject to additional government regulation. For example, aircraft leasing is regulated by the Federal Aviation Administration , and

Communications Finance is regulated by the Federal Communication Commission. FINOVA's international activities are also subject to a variety of laws and regulations of the countries in which the business is conducted.

EMPLOYEES

     At December 31, 1998, the Company had 1,227 employees compared to 923 at December 31, 1997. The increase primarily included employees from FINOVA Realty Capital ("FRC"), which was not consolidated until 1998, and employees from companies acquired in 1998. None of the employees were covered by collective bargaining agreements. FINOVA believes its employee relations are satisfactory.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this report are "forward-looking," in that they do not discuss historical fact but instead note future expectations, projections, intentions or other items. These forward-looking statements include matters in the sections of this report captioned "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk". They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA's actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

     - The results of FINOVA's efforts to implement its business strategy. Failure to fully implement its business strategy might result in decreased market penetration, adverse effects on results of operations and other adverse results.

     - The effect of economic conditions and the performance of FINOVA's borrowers. Economic conditions in general or in particular market segments could impact the ability of FINOVA's borrowers to operate or expand their businesses, which might result in decreased performance for repayment of their obligations or reduce demand for additional financing needs. The rate of borrower defaults or bankruptcies may increase.

     - Actions of FINOVA's competitors and FINOVA's ability to respond to those actions. As noted in "Business Development and Competition," FINOVA seeks to remain competitive without sacrificing prudent lending standards. Doing business under those standards becomes more difficult, however, when competitors offer financing with lower pricing or less stringent criteria. FINOVA may not be successful in maintaining and continuing asset growth at historic levels.

     - The cost of FINOVA's capital. That cost depends on many factors, some of which are beyond FINOVA's control, such as its portfolio quality, ratings, prospects and outlook. Changes in the interest rate environment may reduce or eliminate profit margins.

     - Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some of FINOVA's financing products.

     - Necessary technological changes (including those addressing "Year 2000" data systems issues) may be more difficult, expensive or time consuming than anticipated.

     - Costs or difficulties related to integration of acquisitions.

     - Other risks detailed in FINOVA's other SEC reports or filings.

     FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

ITEM 2.  PROPERTIES.

     FINOVA's principal executive offices are located in premises leased from FP Arizona, Inc. in Phoenix, Arizona. FINOVA operates various additional offices in the United States, one in Canada and one in Europe. All these properties are leased. Alternative office space could be obtained without difficulties in the event leases are not renewed. FINOVA has entered into a lease agreement for new executive offices which are presently under construction. Those facilities are expected to be completed in the fourth quarter of 1999.

ITEM 3.  LEGAL PROCEEDINGS.

     FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Although the ultimate amount for which FINOVA may be held liable, if any, is not ascertainable, FINOVA believes that any resulting liability would not materially affect its financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED SHAREOWNER MATTERS.

     There is no market for the Company's common stock as the Company is wholly owned by FINOVA Group. Dividends paid on common stock for the first through fourth quarters of 1998 were $7.9 million, $7.9 million, $43 million and $36.2 million, respectively. Dividends paid on the common stock for the first through fourth quarters of 1997 were $6.6 million, $6.5 million, $7.6 million and $7.9 million respectively. Dividends paid to FINOVA Group in the third and fourth quarters of 1998 were used for repurchases of outstanding shares of FINOVA Group's common stock.

     The agreements pertaining to senior debt and revolving credit agreements of FINOVA include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA has complied. Under one covenant, dividend payments from FINOVA to FINOVA Group are limited to 50 percent of accumulated earnings after December 31, 1991. As of December 31, 1998, FINOVA had $118.1 million of excess accumulated earnings available for distribution.

ITEM 6.  SELECTED FINANCIAL DATA.

     Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See pages 1 -- 10 of Annex A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See pages 10 -- 11 of Annex A.

ITEM 8.  FINANCIAL STATEMENTS & SUPPLEMENTARY DATA.

     1. Financial Statements -- See Item 14 hereof and Annex A.

     2. Supplementary Data -- See Condensed Quarterly Results included in Supplemental Selected Financial Data of Notes to Consolidated Financial Statements included in Annex A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

     NONE.
                                    PART III

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted

ITEM 11.  EXECUTIVE COMPENSATION.

     Omitted.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

     Omitted.

ITEM 13.  CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

     Omitted.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Documents filed.

        1.  Financial Statements.

           (i) The following financial statements of FINOVA are included in Annex A:

                                                     ANNEX A
                                                      PAGE
                                                     -------
Management's Discussion and Analysis of Financial
  Condition and Results of Operations..............    1-10
Quantitative and Qualitative Disclosures about
  Market Risk......................................   10-11
Report of Management and Independent Auditors'
  Report...........................................   12-13
Consolidated Balance Sheets........................      14
Statements of Consolidated Income..................      15
Statements of Consolidated Shareowner's Equity.....      16
Statements of Consolidated Cash Flows..............      17
Notes to Consolidated Financial Statements.........   18-39
Supplemental Selected Financial Data...............   40-41

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

(4.F) Form of Indenture, dated as of March 20, 1998, between FINOVA, FINOVA Group and The First National Bank of Chicago as Trustee (incorporated by reference from FINOVA and FINOVA Group's registration statement on Form S-3, Registration No. 333-38171, Exhibit 4.8).

(10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement dated as of May 31, 1976 among FINOVA and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminister Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994 (the "May 23, 1994 8-K"), Exhibit 10.1).

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

(10.A.4) Fourth Amendment dated as of May 15, 1996, to Sixth Amendment noted in
         10.A above (incorporated by reference from FINOVA's report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"), Exhibit 10. A.4).

(10.A.5) Fifth Amendment dated as of May 20, 1997 to Sixth Amendment noted in
         10.A above (incorporated by reference from FINOVA Group's report on Form 10-K for the year ended December 31, 1997 (the "FINOVA Group 1997 10-K"), Exhibit 10.A.5).

(10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from the May 23, 1994 8-K, Exhibit 10.2).

EXHIBIT NO.
-----------
(10.B.1) First Amendment dated as of September 30, 1994 to the Credit Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

(10.B.2) Second Amendment to Short-Term Facility noted in 10.B above
         (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

(10.B.3) Third Amendment to Short-Term Facility noted in 10.B above
         (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

(10.B.4) Fourth Amendment to Short-Term Facility noted in 10.B above
         (incorporated by reference from 1996 10-K, Exhibit B.4).

(10.B.5) Fifth Amendment to Short-Term Facility noted in 10.B above
         (incorporated by reference from the FINOVA Group 1997 10-K, Exhibit 10.B.5).

(10.C) Exhibits relating to management compensation are omitted due to the reduced disclosure format, but can be found as exhibits to the FINOVA Group 1998 10-K.

(10.D)   Documents relating to the mini-CMBS Program:
         FINOVA Commercial Mortgage Loan Owner Trust 1998-1.
         Commercial Mortgage Loan Asset Backed Certificates 1998-1.

(10.D.1) Certificate Purchase Agreement dated as of September 29, 1998
         (incorporated by reference from FINOVA Group 1998 10-K, exhibit
         10.T.1).

(10.D.2) Trust and Servicing Agreement dated as of September 1, 1998
         (incorporated by reference from FINOVA Group 1998 10-K, exhibit
         10.T.2).

(10.D.3) Loan Purchase Agreement dated as of September 1, 1998 (incorporated by reference from FINOVA Group 1998 10-K, exhibit 10.T.3).

(10.D.4) Amendment No. 1 to the Trust and Servicing Agreement dated as of
         December 8, 1998 (incorporated by reference from FINOVA Group 1998 10-K, exhibit 10.T.4).

(10.D.5) Amendment No. 2 to the Trust and Servicing Agreement dated as of
         December 29, 1998 (incorporated by reference from FINOVA Group 1998 10-K, exhibit 10.T.5).

(10.D.6) Custodial Agreement dated as of September 1, 1998 (incorporated by reference from FINOVA Group 1998 10-K, exhibit 10.T.6).

(10.D.7) Administration Agreement dated as of September 1, 1998 (incorporated by reference from FINOVA Group 1998 10-K, exhibit 10.T.7).

(12)     Computation of Ratio of Income to Fixed Charges.*

(23)     Independent Auditors' Consent.*

(24)     Powers of Attorney.*

(27)     Financial Data Schedule.*

---------------
* Filed with this report.

+ Relating to management compensation.

     (b) Reports on Form 8-K.

     A report on Form 8-K, dated January 15, 1999, was filed by FINOVA which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the fourth quarter and year ended December 31, 1998 (unaudited).

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on March 4, 1999.

                                          FINOVA CAPITAL CORPORATION

                                          By:  /s/ Samuel L. Eichenfield
                                             -----------------------------------
                                                   Samuel L. Eichenfield
                                               Chairman, President and Chief
                                                      Executive Officer
                                                 (Chief Executive Officer)

                                          By:   /s/ Bruno A. Marszowski
                                             -----------------------------------
                                                    Bruno A. Marszowski
                                            Senior Vice President -- Controller
                                                             and
                                                  Chief Financial Officer
                                              (Chief Accounting and Financial
                                                           Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


* /s/ W. Carroll Bumpers                * /s/ Meilee Smythe
-------------------------------------   --------------------------------------
W. Carroll Bumpers (Director)           Meilee Smythe (Director)
March 4, 1999                           March 4, 1999

/s/ Samuel L. Eichenfield               * /s/ Gregory C. Smalis
-------------------------------------   --------------------------------------
Samuel L. Eichenfield (Chairman)        Gregory C. Smalis (Director)
March 4, 1999                           March 4, 1999

---------------

* Signed pursuant to Powers of Attorney dated February 11, 1999.

/s/ Bruno A. Marszowski
-----------------------------------------------------
Bruno A. Marszowski
Attorney-in-Fact
March 4, 1999

                                    ANNEX A

                           FINOVA CAPITAL CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................   A-1
Quantitative and Qualitative Disclosure about Market Risk... A-10 Management's Report on Responsibility for Financial
  Reporting.................................................  A-12
Independent Auditors' Report................................  A-13
Consolidated Balance Sheets.................................  A-14
Statements of Consolidated Income...........................  A-15
Statements of Consolidated Shareowner's Equity..............  A-16
Statements of Consolidated Cash Flows.......................  A-17
Notes to Consolidated Financial Statements..................  A-18
Supplemental Selected Financial Data........................  A-40

                           FINOVA CAPITAL CORPORATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group").

RESULTS OF OPERATIONS

     The following table summarizes FINOVA's operating results for the years ended December 31, 1998, 1997 and 1996:

                                                PERCENT                       PERCENT
                             1998      1997     CHANGE     1997      1996     CHANGE
                            -------   -------   -------   -------   -------   -------
                                              (DOLLARS IN MILLIONS)
Interest margins earned...  $ 472.5   $ 408.9    15.6%    $ 408.9   $ 340.5     20.1%
Volume-based fees.........     77.7      46.7    66.3%       46.7      28.6     63.5%
                            -------   -------             -------   -------
Operating margin..........    550.3     455.6    20.8%      455.6     369.1     23.4%
Provision for credit
  losses..................    (82.2)    (69.2)   18.8%      (69.2)    (41.8)    65.7%
Gains on disposal of
  assets..................     55.0      30.3    81.8%       30.3      12.9    133.7%
Operating expenses........   (241.1)   (190.5)   26.5%     (190.5)   (154.5)    23.3%
Income taxes..............   (108.5)    (83.1)   30.6%      (83.1)    (69.3)    19.8%
                            -------   -------             -------   -------
Income from continuing
  operations..............    173.5     143.1    21.2%      143.1     116.5     22.8%
Income and gain from
  discontinued
  operations..............                        n/a                   0.5      n/a
                            -------   -------             -------   -------
Net Income................  $ 173.5   $ 143.1    21.2%    $ 143.1   $ 117.0     22.3%
                            =======   =======             =======   =======

1998 COMPARED TO 1997

     Net income for 1998 increased 21.2% to $173.5 million from $143.1 million in 1997. The increase was due to the growth in average earning assets, the expansion of the fee-related businesses and higher gains on disposal of assets. Partially offsetting these increases were a higher provision for credit losses, increased operating expenses and a higher effective tax rate. Net income in 1998 included a full year of FINOVA Realty Capital ("FRC") and AT&T Capital's Inventory Finance unit, both of which were acquired in the fourth quarter of 1997. See Note B of Notes to Consolidated Financial Statements for further discussion.

     INTEREST MARGINS EARNED. The net spread from the portfolio is represented by interest margins earned, which is the difference between (a) income earned from financing transactions and (b) interest expense and depreciation on operating leases and other owned assets. Interest margins earned increased 15.6% to $472.5 million in 1998 from $408.9 million in 1997, due primarily to a 16.1% increase in average earning assets in 1998.

     Average earning assets, which represents the average of FINOVA's investment in financing transactions less nonaccruing assets and deferred taxes related to leveraged leases, increased to $8.54 billion in 1998 from $7.36 billion in 1997. The increase was primarily due to a 20.2% increase in funded new business of $3.98 billion compared to $3.31 billion in 1997, partially offset by normal amortization of the portfolio and prepayments during the year.

     VOLUME-BASED FEES. Volume-based fees are generated by FINOVA's Distribution & Channel Finance (formerly Inventory Finance), Commercial Services (formerly Factoring Services) and FRC lines of business. These fees are predominantly based on volume-originated business rather than the balance of outstanding financing transactions during the year. The 66.3% increase in volume-based fees to $77.7 million in 1998 from $46.7 million in 1997 was primarily due to fee-based volume increasing by 60.1% to $7.26 billion in 1998 compared to $4.53 billion in 1997. The increased volume was attributable to the addition of FRC and AT&T Capital's Inventory Finance unit.

     The increase in volume-based fees in 1998 was the major reason for the growth of FINOVA's operating margin as a percentage of average earning assets to 6.4% in 1998 from 6.2% in 1997. The interest rate spread portion of this margin declined slightly to 5.5% from 5.6% principally due to the increase in the Company's debt leverage during 1998.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses increased 18.8% to $82.2 million in 1998 compared to $69.2 million in 1997. The increase in the provision reflected the growth in managed assets of 19.1% to $10.55 billion in 1998 from $8.86 billion in 1997 and an increase in net write-offs in 1998 to $56.8 million compared to $43.2 million in 1997. The higher level of write-offs in 1998 was primarily due to prior credit problems experienced in FINOVA's Commercial Services line of business which had write-offs of $35.7 million in 1998 principally related to the business' wholesale textile customers. The 1998 Commercial Services write-offs represent problems identified in 1997 that the Company believed could be worked out. Unfortunately, the results of those efforts were unsuccessful, resulting in increased write-offs for 1998. Commercial Services is refocusing its portfolio to include more retail customers and other industries. Net write-offs by line of business and other changes in the reserve for credit losses can be found in Note D of Notes to Consolidated Financial Statements.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $55.0 million in 1998 compared to $30.3 million in 1997. Gains on disposal of assets include the sale of loans via the commercial mortgage backed securities ("CMBS") market, the sale of assets coming off lease and the sale of other assets. Net gains from the CMBS market totaled $18.9 million in 1998 and included gross gains of $51.7 million partially offset by hedge losses, commissions and expenses of $24.3 million and $8.5 million of reserves. The other $36.1 million of net gains in 1998 resulted from the sale of assets coming off lease, Franchise Finance loans and other assets. While, in the aggregate, FINOVA has historically recognized gains on the disposal of assets it holds, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of disposal. See Note C of Notes to Consolidated Financial Statements for further discussion of gains on disposal of assets.

     OPERATING EXPENSES. Operating expenses, which include selling, administrative and other expenses, were generally higher in all major categories and increased to $241.1 million in 1998 compared to $190.5 million in 1997. This increase was partially attributable to the growth in managed assets during the year and to incentives paid to employees based on performance criteria such as new business, profitability and the increased value of FINOVA Group's stock. Also contributing to the increase was the addition of FRC, which has a higher operating cost structure than other FINOVA lines of business, including over 80 business development officers and support staff. Operating expenses were 43.8% of operating margin for 1998 compared to 41.8% in 1997. Due to FINOVA's expansion into activities that use gains from the sale of assets to cover operating expenses, a more appropriate ratio to measure efficiency is operating expenses as a percentage of operating margin plus gains. Using this measurement, operating expenses were 39.8% of operating margin plus gains for 1998 compared to 39.2% in 1997. See Note M of Notes to Consolidated Financial Statements for additional detail.

     INCOME TAXES. Income taxes were $108.5 million in 1998 compared to $83.1 million in 1997. The increase was primarily due to higher pre-tax income and a higher effective tax rate in 1998 due to the realization of certain tax credits in 1997. See Note I of Notes to Consolidated Financial Statements for further discussion of income taxes.

1997 COMPARED TO 1996

     Net income for 1997 increased 22.3% to $143.1 million from $117.0 million in 1996. The increase reflected growth in managed assets, increased fee-related business, higher gains on disposal of assets and a lower effective income tax rate, partially offset by higher provisions for credit losses and increased operating expenses. Income from continuing operations for 1997 increased to $143.1 million from $116.5 million in 1996. Continuing operations in 1996 excluded the operating results of FINOVA's discontinued Manufacturer & Dealer Services line of business ("MDS") and FINOVA Medical Systems and a $6 million gain resulting from the sale of MDS.

     INTEREST MARGINS EARNED. Interest margins earned increased 20.1% to $408.9 million in 1997 from $340.5 million in 1996 due primarily to a higher level of average earning assets.

     Average earning assets increased 16.3% to $7.36 billion in 1997 from $6.32 billion a year earlier. This increase primarily resulted from a 20.8% increase in funded new business of $3.31 billion compared to $2.74 billion in 1996, and to a lesser extent, from portfolios purchased during 1997 (totaling $122 million). These increases were partially offset by the normal amortization of the portfolio and prepayments during the year.

     VOLUME-BASED FEES. Volume-based fees increased 63.5% to $46.7 million in 1997 compared to $28.6 million in 1996. The increase was primarily due to fee-based volume of $4.53 billion in 1997 that was 54.3% higher than the fee-based volume of $2.94 billion in 1996. Contributing to the increase in fee-based business were the acquisitions of FRC (formerly Belgravia Capital Corporation) and AT&T Capital's Inventory Finance unit in the fourth quarter of 1997.

     The 54.3% increase in fee-based volume in 1997 was a primary factor in the improvement of FINOVA's operating margin as a percentage of average earning assets to 6.2% in 1997 from 5.8% in 1996. Lower aggregate borrowing costs and lower leverage in 1997 also contributed to the improvement in the operating margin.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses increased 65.7% to $69.2 million in 1997 compared to $41.8 million in 1996. In addition to growth in FINOVA's managed assets, the increase in the provision for credit losses primarily resulted from an increase in net write-offs to $43.2 million in 1997 from $28.7 million in 1996. The higher net write-offs in 1997 were primarily attributable to FINOVA's Commercial Services line of business, due to credit problems experienced among the line's wholesale textile customers. Total net write-offs for FINOVA's other lines of business were lower in 1997 than in 1996.

     FINOVA's net write-offs during 1997 represented 0.54% of average managed assets (excluding average participations) compared to 0.41% in 1996. Details of net write-offs and other changes in the reserve for credit losses can be found in Note D of Notes to Consolidated Financial Statements.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets totaled $30.3 million in 1997, higher than the $12.9 million in 1996. In addition to the sale of assets coming off lease, FINOVA recognized a significant gain from the early termination of a real estate leveraged lease transaction in 1997.

     OPERATING EXPENSES. Operating expenses were higher in 1997 than in 1996, primarily as a result of increased costs necessary to manage FINOVA's larger portfolio. Also contributing to the increase in operating expenses were incentives paid to employees based on performance criteria such as new business, profitability and the increased value of FINOVA Group's stock. The Company also incurred additional costs in administering problem loan accounts in 1997, including an increase with respect to the Commercial Services line of business.

     As a percentage of operating margin, operating expenses declined slightly to 41.8% in 1997 from 41.9% in 1996. See Note M of Notes to Consolidated Financial Statements for further detail of operating expenses.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Managed assets at December 31, 1998 increased 19.1% to $10.55 billion from $8.86 billion at December 31, 1997. The increase was the result of a 20.2% increase in funded new business of $3.98 billion in 1998 compared to $3.31 billion in 1997, partially offset by normal loan and lease amortization and prepayments.

     FINOVA's reserve for credit losses increased to $207.6 million at December 31, 1998 from $177.1 million at year-end 1997 that primarily consisted of provisions of $82.2 million partially offset by net write-offs totaling $56.8 million. At December 31, 1998 the reserve represented 2.0% of managed assets (excluding participations sold and financing contracts held for sale) the same level as one year ago. Nonaccruing assets increased to $205.2 million at December 31, 1998 representing 2.0% of ending managed assets compared to $187.4 million in nonaccruing assets as of December 31, 1997 which constituted 2.1% of ending managed assets. The single most significant increase in nonaccruing assets was the addition of a paper-manufacturing customer in the Commercial Equipment Finance line of business. At December 31, 1998, the reserve represented 101.2% of nonaccruing assets compared to 94.5% at December 31, 1997. See Note D of Notes to Consolidated Financial Statements for more information on the reserves, net write-offs and nonaccruing assets.

     The Company had total debt outstanding of $8.39 billion at December 31, 1998 or 6.3 times its equity base of $1.34 billion. At December 31, 1997, the Company had debt leverage of 5.4 times its equity base ($6.76 billion debt outstanding to $1.26 billion of equity). Deferred income taxes, which are used to finance a portion of FINOVA's assets, grew 29.7% during 1998 to $360.1 million from $277.6 million at year-end 1997.

     Growth in managed assets is generally financed by internally generated cash flow and borrowings. During 1998, FINOVA issued $1.6 billion in new senior debt and increased its commercial paper and other short-term borrowings by $739.5 million. These funds were used to finance new business and to redeem or retire $689 million of debt. During 1997, FINOVA Group issued approximately 1.7 million shares of its common stock as the primary consideration for the acquisition of FRC. The FRC assets were contributed by FINOVA Group to FINOVA. FINOVA Group has historically made its equity available to assist FINOVA in its capital needs and growth strategy. Although continued contribution of equity proceeds is at the discretion of FINOVA Group, management considers FINOVA Group's potential to raise needed equity to be an integral part of the Company's capital resources. See Note B of Notes to Consolidated Financial Statements for further detail.

     FINOVA satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent on any one lender. FINOVA also relies on the issuance of commercial paper as a major funding source. During 1998, FINOVA issued $18.4 billion of commercial paper, at a weighted average cost of 5.67% (with an average of $3.5 billion outstanding during the year) and raised $1.6 billion, as noted above, through new long-term financings of one to twelve year durations. At December 31, 1998 and 1997, commercial paper and short-term bank borrowings totaled $3.9 billion and $3.1 billion, respectively, and were supported by available unused revolving credit lines which, if not renewed, are convertible to long-term debt at FINOVA's option.

     FINOVA currently maintains a five-year revolving credit facility and a 364-day facility with numerous lenders, in the aggregate principal amount of $2.0 billion. Separately, FINOVA also has two five-year facilities with numerous lenders for $700 million each, one 364-day facility with numerous lenders for $600 million and three 364-day facilities with three separate lenders for an aggregate principal amount of $400 million. These $4.4 billion of credit facilities support FINOVA's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans if it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrows under these facilities. The 364-day $1.0 billion and $600 million revolving credit agreements are subject to renewal in 1999, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002. The 364-day facilities totaling $400 million are subject to renewal in 1999; however, the Company does not anticipate extending these facilities.

     The Company, through one subsidiary, uses a five-year multi-currency facility with a small group of lenders for $100 million. Through another subsidiary, the Company maintains a 364-day revolving credit facility with three lenders in Canada for 100 million Canadian dollars. FINOVA is the guarantor of these credit facilities, which are subject to renewal in 1999.

     In 1998, FINOVA commenced a Euro Medium-Term Note Program allowing for the issuance of up to $1 billion of debt securities. As of December 31, 1998 there was $750 million available under the program.

     In 1997, FINOVA and FINOVA Group jointly filed a universal shelf registration statement with the SEC allowing for the issuance of $2 billion of senior debt securities, common stock, preferred stock, depositary shares and warrants to purchase common stock or debt securities, $830 million of which remained available as of December 31, 1998, of which $105 million had been designated for the issuance of medium term notes.

     The agreements pertaining to long-term debt include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA and FINOVA Group have complied. Under one covenant, dividend payments by FINOVA to FINOVA Group are limited to 50 percent of accumulated earnings after December 31, 1991.

     FINOVA's aggregate cost of funds decreased to 6.4% for 1998 from 6.6% for 1997 as a result of declining interest rates and the elimination of costs associated with $1.15 billion of maturing interest rate hedges. FINOVA's cost of and access to capital is dependent, in large part, on its credit ratings. FINOVA has maintained investment-grade ratings since 1976. FINOVA currently has investment-grade ratings from the following agencies:

                                                         COMMERCIAL    SENIOR
                                                           PAPER        DEBT
                                                         ----------    ------
Duff & Phelps Credit Rating Co. .......................      D1          A
Fitch Investors Services, Inc..........................      F1          A
Moody's Investors Service, Inc.........................      P2        Baa1
Standard & Poor's Ratings Group........................      A2         A-

     None of FINOVA's subsidiaries have applied for credit ratings.

     To provide further liquidity, the Company utilized a private CMBS structure ("mini-CMBS") to sell loans warehoused by FRC. Under the structure, the Company sold loans to a trust with limited recourse. The trust issued a senior security interest to an investment banking company and a subordinated security interest that was retained by the Company. The Company also retained the servicing rights and obligations on the assets transferred to the trust. The intent of the trust is to sell the loans into the permanent CMBS market. Until the loans are sold, interest rate risk is hedged using various instruments including Treasury rate locks. The Company recognized gains on the transfer of the loans in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". No gains were recorded on the subordinated interest retained by the Company.

     This structure differs from many transfer and securitization vehicles in that the intent is to sell the loans in the trust within a short period of time rather than holding the loans throughout the amortization period. Once the sale of the loans by the trust is completed, there will be no further recourse or assumption risks.

DERIVATIVE FINANCIAL INSTRUMENTS

     FINOVA enters into interest rate and basis swap agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used are straightforward. FINOVA continually monitors its derivative position and uses derivative instruments for non-trading and non-speculative purposes only.

     At December 31, 1998, FINOVA had outstanding interest rate conversion agreements with notional principal amounts totaling $1.80 billion. Agreements with notional principal amounts of $700 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations. These agreements require interest payments on the stated principal amount at rates ranging from 5.84% to 8.09% (remaining terms of one to ten years) in return for receipts calculated on the same notional amounts at floating interest rates. In addition, agreements with notional principal amounts of $1.10 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations. They require interest payments on the stated principal amount at the three month or six month London interbank offered rates ("LIBOR") (remaining terms of one to eight years) in return for receipts calculated on the same notional amounts at fixed interest rates of 5.77% to 7.71%.

     FINOVA also enters into short-term treasury rate locks, options, swaptions and other derivative instruments to hedge interest rate risks associated with the warehousing of loans primarily for FINOVA Realty Capital. See Note F of Notes to Consolidated Financial Statements for further discussion of FINOVA's derivatives.

SEGMENT REPORTING

     Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:

                                                     1998           1997
                                                  -----------    ----------
                                                   (DOLLARS IN THOUSANDS)
TOTAL NET REVENUE:
Commercial Finance..............................  $   187,461    $  154,981
Specialty Finance...............................      344,541       313,841
Capital Markets.................................       50,188         9,449
Corporate and other.............................       23,093         7,632
                                                  -----------    ----------
Consolidated total..............................  $   605,283    $  485,903
                                                  ===========    ==========
INCOME BEFORE ALLOCATIONS:
Commercial Finance..............................  $    67,013    $   72,454
Specialty Finance...............................      273,674       248,793
Capital Markets.................................       23,243         9,449
Corporate and other, overhead and unallocated
  provision for credit losses...................      (81,921)     (104,518)
                                                  -----------    ----------
Income from continuing operations before income
  taxes.........................................  $   282,009    $  226,178
                                                  ===========    ==========
MANAGED ASSETS:
Commercial Finance..............................  $ 3,005,130    $2,755,826
Specialty Finance...............................    7,211,164     6,037,725
Capital Markets.................................      277,422
Corporate and other.............................       55,416        63,872
                                                  -----------    ----------
Consolidated total..............................  $10,549,132    $8,857,423
                                                  ===========    ==========

     FINOVA's business is organized into three market groups, which are also its reportable segments: Commercial Finance, Specialty Finance and Capital Markets. Management relies on total net revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment. See Note O of Notes to Consolidated Financial Statements for additional detail.

     Total net revenue is the total of operating margin and gains on disposal of assets. Income before allocations is income before income taxes, preferred dividends, corporate overhead expenses and the unallocated portion of the provision for credit losses. Managed assets include each segment's investment in financing transactions plus securitizations and participations sold.

     COMMERCIAL FINANCE. Commercial Finance includes traditional asset-based businesses that lend against collateral such as cash flows, inventory, receivables and leased assets. This segment includes the following lines of business: Business Credit, Commercial Services, Corporate Finance, Distribution & Channel Finance, Growth Finance and Rediscount Finance.

     Total net revenue was $187.5 million in 1998 compared to $155.0 million in 1997, an increase of 21.0%. The increase in 1998 was primarily due to 16.9% growth in fee-based volume, which rose to $4.45 billion from $3.80 billion and 24.0% growth in average earnings assets for the group in 1998. The 1998 results include a full year of activity from AT&T Capital's Inventory Finance unit, which became part of Distribution & Channel Finance's line of business in the fourth quarter of 1997.

     Income before allocations was $67.0 million in 1998 compared to $72.5 million in 1997. The decrease in 1998 was primarily due to previously reported problems experienced in the Commercial

Services line of business related to its wholesale textile customers, which resulted in net write-offs of $35.7 million in 1998 compared to $23.3 million in 1997. As a result of the Commercial Services portfolio problems, the unit experienced higher operating expenses and a decline in fee-based volume. Commercial Services is currently refocusing its portfolio towards more retail customers and other industries. Excluding the net effects of Commercial Services, income before allocations of the Commercial Finance group would have increased 20.2% in 1998.

     Managed assets grew to $3.01 billion in 1998 from $2.76 billion in 1997, an increase of 9.0%. The growth in managed assets was slowed due to compression in the Commercial Services unit, partially offset by strong growth in the Rediscount Finance operation. Fee-based businesses, which make up a portion of Commercial Finance, rely more on volume growth to increase income than asset growth. Therefore, a significant portion of the income growth (20.2% excluding Commercial Services) was due to increased fee-based volume.

     SPECIALTY FINANCE. Specialty Finance includes businesses that lend to a variety of highly focused industry-specific niches. This segment includes the following lines of business: Commercial Equipment Finance, Communications Finance, Franchise Finance, Healthcare Finance, Portfolio Services, Public Finance, Resort Finance, Specialty Real Estate Finance and Transportation Finance.

     Total net revenue increased 9.8% to $344.5 million in 1998 compared to $313.8 million in 1997, while income before allocations grew 10.0% to $273.7 million in 1998 compared to $248.8 million in 1997. Both increases were primarily due to 10.7% growth in average earning assets. The unit was able to keep net write-offs and operating expenses at a relatively constant rate.

     Managed assets grew to $7.21 billion in 1998 from $6.04 billion in 1997, an increase of 19.4%. The growth in managed assets was driven by new business growth of $3.08 billion in 1998 compared to $2.40 billion in 1997. Much of the growth in new business occurred in the second half of 1998. The growth was spread across all business units with Transportation Finance and Franchise Finance contributing the most to the growth in managed assets.

     CAPITAL MARKETS. Capital Markets, in conjunction with institutional investors, provides commercial mortgage banking services and debt and equity capital funding. This segment includes Realty Capital, Investment Alliance and Loan Administration.

     FINOVA Realty Capital was acquired in the fourth quarter of 1997, but per the acquisition agreement would not be consolidated into FINOVA until 1998. Therefore in 1997, FINOVA received a management fee equal to the net results of the unit from the time of the acquisition. This fee ($9.4 million) was reported in volume-based fees in 1997 and represented all revenues net of expenses.

     Total net revenue was $50.2 million in 1998 compared to the net management fee of $9.4 million in 1997. Income before allocations was $23.2 million in 1998 compared to $9.4 million in 1997. The growth in income before allocations was primarily attributable to a higher level of originations ($2.8 billion in 1998 compared to $731 million in 1997) and an increased level of sales into the CMBS market, resulting in higher gains. See Note C of Notes to Consolidated Financial Statements for further discussion of the mini-CMBS structure.

     Capital Markets was able to grow its managed asset base to $277.4 million, of which $241.9 million represents financing contracts held for sale.

YEAR 2000 COMPLIANCE

     FINOVA continues to implement changes necessary to help assure accurate date recognition and data processing with respect to the year 2000. To be year 2000 compliant means (1) significant computer systems in use by FINOVA demonstrate performance and functionality that is not materially affected by processing dates on or after January 1, 2000, (2) customers and collateral included in FINOVA's portfolio of business are year 2000 compliant and (3) vendors of services critical to FINOVA's business processes are year 2000 compliant.

     Primary internal activities related to this issue are modifications to existing computer programs and conversions to new programs. FINOVA has a five-phase plan for assuring year 2000 compliance of its internal systems:

     (1) Identifying each area, function and application that could be affected by the change in date.

     (2) Determining the extent to which each area, function or application will be affected by the change in date and identifying the proper course of action to eliminate adverse effects.

     (3) Making the changes necessary to bring the system into year 2000 compliance.

     (4) Testing the integrated system.

     (5) Switching to year 2000 compliant applications.

     At December 31, 1998, FINOVA estimated that 95% of the changes necessary to make mission critical systems year 2000 compliant were complete. All remaining changes are expected to be made and the systems should be tested and implemented by the end of the first quarter of 1999. Acquisitions made during 1998 are being reviewed using the same five-phase plan. The necessary modifications to make those new businesses year 2000 compliant are expected to be complete by the end of the second quarter of 1999. Similarly, acquisitions made or proposed to be made in 1999 are being reviewed with year 2000 compliance issues to be addressed in a prompt manner.

     Costs incurred to bring FINOVA's internal systems into year 2000 compliance are not expected to have a material impact on FINOVA's results of operations. Maintenance and modification costs are expensed as incurred, while the costs of new hardware and software are capitalized and amortized over their estimated useful lives. FINOVA estimates it will incur approximately $300,000 in expenses and $1.8 million in capital costs related to year 2000 compliance. Estimates are reviewed and revised as necessary on a quarterly basis. Through December 31, 1998, FINOVA has incurred expenses of $158,000 and capital costs of $1.4 million.

     FINOVA's aggregate cost estimate does not include time and costs that may be incurred as a result of the failure of any third parties to become year 2000 compliant. FINOVA is communicating with customers, software vendors and others to determine if their applications or services are year 2000 compliant and to assess the potential impact on FINOVA related to this issue.

     Risks to FINOVA include that third parties may not have accurately assessed their state of readiness. Similarly, FINOVA cannot assure that the systems of other companies and government agencies on which FINOVA relies will be converted in a timely manner. While FINOVA believes all necessary work on internal systems will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the year 2000 and within the estimated cost. Any of these occurrences could cause a material adverse effect on FINOVA's results of operations.

     FINOVA is assessing the need for contingency plans related to year 2000 compliance in the first half of 1999. It plans to develop additional contingency plans as necessary throughout 1999. FINOVA maintains and deploys contingency plans designed to address various other potential business interruptions. In some respects, these plans may address interruptions resulting from FINOVA or a third party's failure to be year 2000 compliant, but the plans have not been updated to specifically address the year 2000 issue as of December 31, 1998.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

     In October 1998, FINOVA acquired United Credit Corporation, a New York-based provider of commercial financing to small and midsize businesses, and its Patriot Funding Division. The addition formed a new division named FINOVA Growth Finance, which provides collateral-based working capital financing, primarily secured by accounts receivable. The new division provides financing ranging from $100,000 to $1 million to small and midsize businesses with annual sales under $10 million. FINOVA anticipates that this new division will serve a market segment of smaller, growth-oriented customers earlier in their maturation cycle.

     In October 1998, FINOVA acquired Electronic Payment Systems, Inc. a commercial receivables servicing business headquartered in Salt Lake City, Utah, to support the activities of its Realty Capital business.

     In January 1999, FINOVA Group reached a definitive agreement to acquire Sirrom Capital Corporation ("Sirrom"), a specialty finance company headquartered in Nashville, Tennessee, for approximately $343 million in FINOVA Group common stock. Sirrom provides secured loans to small, fast growing companies in the U.S. and Canada with revenues between $5 million and $50 million, for expansions, acquisitions, buyouts and other strategic ventures. The completion of the Sirrom acquisition is expected to result in an increase in the outstanding equity of FINOVA Group which is expected to lower its debt to equity ratio to approximately 5.2x at the time the acquisition is consummated as compared to FINOVA Group's leverage of 6.5x at December 31, 1998. If FINOVA Group contributes this acquisition to FINOVA, as currently contemplated, FINOVA's debt to equity ratio would decrease to approximately 5.2x, compared to 6.3x at December 31, 1998.

     In February 1999, FINOVA Group acquired Preferred Business Credit Inc. ("PBC"), a west coast provider of commercial financing to small and mid-size businesses. FINOVA Group subsequently contributed this acquisition to FINOVA.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") which is effective for fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. FINOVA will adopt this standard effective January 1, 2000, as required. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     FINOVA's primary market risk exposure is the volatility of interest rates. FINOVA seeks to manage interest rate risk and preserve income through a diversified borrowing base and a matched-funding policy. A diversified borrowing base consists of short and long-term debt with a fixed or variable rate. FINOVA's matched-funding policy, set by FINOVA Group's Board of Directors or Audit Committee and administered by FINOVA Group's Finance Committee, requires that floating-rate assets be financed with similar floating-rate liabilities and fixed-rate assets be financed with similar fixed-rate liabilities.

Under the matched-funding policy, the difference between floating-rate assets and floating-rate liabilities should not exceed 3% of total assets for any extended period.

     FINOVA engages in hedging transactions using primarily interest rate swaps, and to a lesser extent, other derivative instruments to lower its interest costs and to manage its interest rate risk. Derivative instruments are used for non-trading and non-speculative purposes only. A hedge consists of a position that is substantially equal and opposite of the asset or liability being hedged. It is structured to provide a high degree of correlation at the inception of the hedge and throughout the hedge period so that hedging results will substantially offset the effects of interest rate changes on the exposed item.

     Hedge transactions are authorized to be entered into with financial institutions rated "A" or better by Standard & Poors Rating Group or Moody's Investors Service, Inc., who must also be lenders or credit support providers to FINOVA or its subsidiaries. Without approval from the Finance Committee, the notional principal amount of aggregate hedges on a net basis with a given counter party cannot exceed 10% of FINOVA's total debt outstanding as of the time of entering into the derivative transaction.

     FINOVA uses a sensitivity analysis model to measure the exposure of net income to increases or decreases in interest rates. The model measures the change in annual net income if interest rates on floating-rate assets, liabilities and derivative instruments increased or decreased by 100 basis points (1%), assuming no prepayments. Based on the model used, a 100 basis point shift in interest rates would affect net income by less than 6.5%.

     Certain limitations are inherent in the model used in the above interest rate risk measurements. Modeling changes require certain assumptions that may oversimplify the manner in which actual yields and costs respond to changes in market interest rates. For example, the model assumes a more static composition of FINOVA's interest sensitive assets, liabilities and derivative instruments than would actually exist over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Although the sensitivity analysis model provides an indication of FINOVA's interest rate risk exposure at a particular point in time, the model is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on FINOVA's net income and will likely differ from actual results.

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

     The Board of Directors, through its Audit Committee, also oversees the financial reporting of FINOVA and its adherence to established procedures and controls. Periodically, the Audit Committee meets, jointly and separately, with management, the internal auditors and the independent auditors to review auditing, accounting and financial reporting matters.

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

                                              /s/ Samuel L. Eichenfield
                                           -------------------------------------
                                          Samuel L. Eichenfield
                                          Chairman, President and Chief
                                          Executive Officer

                                               /s/ Bruno A. Marszowski
                                           -------------------------------------
                                          Bruno A. Marszowski
                                          Senior Vice President -- Controller
                                          and Chief Financial Officer

                                                  /s/ Derek C. Bruns
                                           -------------------------------------
                                          Derek C. Bruns
                                          Senior Vice President -- Internal
                                          Audit

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowner of FINOVA Capital Corporation

We have audited the accompanying consolidated balance sheets of FINOVA Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareowner's equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of FINOVA Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FINOVA Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
-------------------------------
Deloitte & Touche LLP

Phoenix, Arizona
February 10, 1999

                           FINOVA CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                              DECEMBER 31,
                                                        -----------------------
                                                           1998         1997
                                                        -----------  ----------
                                        ASSETS
Cash and cash equivalents.............................  $    49,519  $   33,193
Investment in financing transactions:
  Loans and other financing contracts.................    7,317,310   5,955,984
  Leveraged leases....................................      780,836     619,557
  Operating leases....................................      648,185     712,927
  Fee-based receivables...............................      626,499     750,399
  Direct financing leases.............................      396,759     360,589
  Financing contracts held for sale...................      241,947
                                                        -----------  ----------
                                                         10,011,536   8,399,456
  Less reserve for credit losses......................     (207,618)   (177,088)
                                                        -----------  ----------
Net investment in financing transactions..............    9,803,918   8,222,368
Goodwill and other assets.............................      650,144     502,362
                                                        -----------  ----------
                                                        $10,503,581  $8,757,923
                                                        ===========  ==========
LIABILITIES AND SHAREOWNER'S EQUITY
Liabilities:
  Accounts payable and accrued expenses...............  $   136,233  $  124,491
  Due to clients......................................      205,655     278,571
  Interest payable....................................       65,225      52,643
  Senior debt.........................................    8,394,578   6,764,581
  Deferred income taxes...............................      360,133     277,569
                                                        -----------  ----------
                                                          9,161,824   7,497,855
                                                        -----------  ----------
Shareowner's equity:
  Common stock, $1.00 par value, 100,000 shares
     authorized, 25,000 shares issued.................           25          25
  Additional capital..................................      870,485     870,485
  Retained income.....................................      468,043     389,568
  Accumulated other comprehensive income (deficit)....        3,204         (10)
                                                        -----------  ----------
                                                          1,341,757   1,260,068
                                                        -----------  ----------
                                                        $10,503,581  $8,757,923
                                                        ===========  ==========

                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                       STATEMENTS OF CONSOLIDATED INCOME
                             (DOLLARS IN THOUSANDS)

                                                          YEARS ENDED DECEMBER 31,
                                                --------------------------------------------
                                                   1998            1997             1996
                                                -----------     -----------      -----------
Interest, fees and other income...............  $   811,395     $   704,027      $   611,544
Financing lease income........................       94,380          77,049           61,985
Operating lease income........................      116,202         116,920           95,817
                                                -----------     -----------      -----------
Income earned from financing transactions.....    1,021,977         897,996          769,346
Interest expense..............................      479,360         416,093          366,543
Operating lease depreciation..................       70,081          72,989           62,286
                                                -----------     -----------      -----------
Interest margins earned.......................      472,536         408,914          340,517
Volume-based fees.............................       77,723          46,728           28,588
                                                -----------     -----------      -----------
Operating margin..............................      550,259         455,642          369,105
Provision for credit losses...................       82,200          69,200           41,751
                                                -----------     -----------      -----------
Net interest margins earned...................      468,059         386,442          327,354
Gains on disposal of assets...................       55,024          30,261           12,949
                                                -----------     -----------      -----------
                                                    523,083         416,703          340,303
Operating expenses............................      241,074         190,525          154,481
                                                -----------     -----------      -----------
Income from continuing operations before
  income taxes................................      282,009         226,178          185,822
Income taxes..................................      108,490          83,088           69,329
                                                -----------     -----------      -----------
Income from continuing operations.............      173,519         143,090          116,493
Income and gain from sale of discontinued
  operations, net of tax......................                                           507
                                                -----------     -----------      -----------
NET INCOME....................................  $   173,519     $   143,090      $   117,000
                                                ===========     ===========      ===========

                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                 STATEMENTS OF CONSOLIDATED SHAREOWNER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                   ACCUMULATED
                                                                      OTHER
                                COMMON   ADDITIONAL   RETAINED    COMPREHENSIVE    SHAREOWNER'S   COMPREHENSIVE
                                STOCK     CAPITAL      INCOME    (DEFICIT)/INCOME     EQUITY         INCOME
                                ------   ----------   --------   ----------------  ------------   -------------
BALANCE, JANUARY 1, 1996......   $ 25     $677,948    $183,292       $(5,686)       $  855,579

                                 ----     --------    --------       -------        ----------
Comprehensive income:
  Net income..................                         117,000                         117,000      $117,000
                                                                                                    --------
  Foreign currency
    translation...............                                                                         6,694
                                                                                                    --------
  Other comprehensive
    income....................                                         6,694             6,694         6,694
                                                                                                    --------
Comprehensive income..........                                                                      $123,694
                                                                                                    ========
Capital contributions from
  The FINOVA Group, Inc.......             115,000                                     115,000
Dividends.....................                         (25,230)                        (25,230)
                                 ----     --------    --------       -------        ----------
BALANCE, DECEMBER 31, 1996....     25      792,948     275,062         1,008         1,069,043
                                 ----     --------    --------       -------        ----------
Comprehensive income:
  Net income..................                         143,090                         143,090      $143,090
                                                                                                    --------
  Foreign currency
    translation...............                                                                        (1,018)
                                                                                                    --------
  Other comprehensive
    income....................                                        (1,018)           (1,018)       (1,018)
                                                                                                    --------
Comprehensive income..........                                                                      $142,072
                                                                                                    ========
Capital contributions from
  The FINOVA Group, Inc.......              77,537                                      77,537
Dividends.....................                         (28,584)                        (28,584)
                                 ----     --------    --------       -------        ----------
BALANCE, DECEMBER 31, 1997....     25      870,485     389,568           (10)        1,260,068
                                 ----     --------    --------       -------        ----------
Comprehensive income:
  Net income..................                         173,519                         173,519      $173,519
                                                                                                    --------
  Unrealized holding gains....                                                                         3,422
  Foreign currency
    translation...............                                                                          (208)
                                                                                                    --------
  Other comprehensive
    income....................                                         3,214             3,214         3,214
                                                                                                    --------
Comprehensive income..........                                                                      $176,733
                                                                                                    ========
Dividends.....................                         (95,044)                        (95,044)
                                 ----     --------    --------       -------        ----------
BALANCE, DECEMBER 31, 1998....   $ 25     $870,485    $468,043       $ 3,204        $1,341,757
                                 ====     ========    ========       =======        ==========

                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                       YEARS ENDED DECEMBER 31,
                                               --------------------------------------
                                                  1998          1997         1996
                                               -----------   -----------  -----------
OPERATING ACTIVITIES:
Net income.................................... $   173,519   $   143,090  $   117,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for credit losses.................      82,200        69,200       41,751
  Depreciation and amortization...............      93,830        90,396       76,471
  Gains on disposal of assets.................     (55,024)      (30,261)     (12,949)
  Deferred income taxes.......................      82,564        13,160       31,272
  Gains on dispositions of discontinued
    operations, net...........................                                 (3,521)
Change in assets and liabilities, net
  of effects from acquisitions:
  Increase in other assets....................    (135,535)      (81,611)     (64,280)
  Increase (decrease) in accounts payable
    and accrued expenses......................       9,254        20,922      (17,563)
  Increase (decrease) in interest payable.....      12,582           (34)       5,853
Other.........................................       2,873           954        7,971
                                               -----------   -----------  -----------
     Net cash provided by operating
       activities.............................     266,263       225,816      182,005
                                               -----------   -----------  -----------
INVESTING ACTIVITIES:
Proceeds from sales of assets.................     129,324       178,413      102,945
Proceeds from sales of securitized assets.....      99,967        36,565      100,000
Proceeds from sales of commercial mortgage
  backed securities ("CMBS") assets...........     869,296
Principal collections on financing
  transactions................................   2,181,364     2,087,619    1,781,985
Expenditures for financing transactions.......  (3,282,348)   (2,507,822)  (2,221,363)
Expenditures for CMBS transactions............  (1,005,373)
Net change in short-term financing
  transactions................................    (631,478)     (844,584)    (624,952)
Acquisitions, net of cash acquired............     (61,164)     (120,883)      (7,455)
Sales of discontinued operations..............                                616,434
Other.........................................       2,307         2,399        3,296
                                               -----------   -----------  -----------
     Net cash used for investing activities...  (1,698,105)   (1,168,293)    (249,110)
                                               -----------   -----------  -----------
FINANCING ACTIVITIES:
Net borrowings under commercial paper and
  short-term loans............................     739,515       649,653       62,156
Long-term borrowings..........................   1,580,000     1,080,625      564,988
Repayment of long-term borrowings.............    (689,176)     (817,892)    (681,401)
Net advances and contributions
  from parent.................................     (14,211)       20,088      119,691
Dividends.....................................     (95,044)      (28,584)     (25,230)
Net change in due to clients..................     (72,916)       40,495      (32,143)
                                               -----------   -----------  -----------
     Net cash provided by financing
       activities.............................   1,448,168       944,385        8,061
                                               -----------   -----------  -----------
Increase (decrease) in cash and cash
  equivalents.................................      16,326         1,908      (59,044)
Cash and cash equivalents, beginning of year..      33,193        31,285       90,329
                                               -----------   -----------  -----------
Cash and cash equivalents, end of year........ $    49,519   $    33,193  $    31,285
                                               ===========   ===========  ===========

                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

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

     Leases that are financed by nonrecourse borrowings and meet certain other criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related nonrecourse debt service obligation including interest ("net rental receivables"). The difference between
(a) the net rental receivables and (b) the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the lease at a constant rate of return on the positive net investment, which includes the effects of deferred income taxes.

     For operating leases, earned income is recognized on a straight-line basis over the lease term and depreciation is taken on a straight-line basis over the estimated useful lives of the leased assets.

     For direct financing leases, unearned income is the difference between (a) aggregate lease rentals and (b) the cost of the related assets less estimated residual value at the end of the lease term. Earned income is recognized over the life of the contracts using the interest method.

     Fees received in connection with loan commitments are deferred in accounts payable and accrued expenses until the loan is advanced and are then recognized over the term of the loan as an adjustment to the yield. Fees on commitments that expire unused are recognized at expiration.

     Fees are also generated on the volume of purchased accounts receivable and mortgage loan originations. Fees on the volume of purchased accounts receivable represent discounts or commissions to FINOVA in return for handling the accounts receivable collection process. These fees are recognized as income in the period the receivables are purchased due to the short-term nature of the accounts receivable, which are generally collected from one to three months after purchase. Fees on mortgage loan originations represent broker commissions on the loan originations and are recognized as income in the period of origination.

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

     Income recognition is generally suspended for leases, loans and other financing contracts at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan, lease or other financing contract becomes contractually current and performance is demonstrated to be resumed or when foreclosed or repossessed assets generate a reasonable rate of return.

     CASH EQUIVALENTS -- FINOVA classifies highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

     MARKETABLE SECURITIES -- As discussed in Note J, FINOVA owns certain marketable securities, which are considered trading securities. Trading securities are stated at fair value with gains or losses recorded in income in the period they occur.

     FINANCING CONTRACTS HELD FOR SALE -- Financing contracts held for sale are composed of assets held for sale and retained interest from sales to a private CMBS ("mini-CMBS") structure that are available for sale. Assets held for sale are carried at lower of cost or market with adjustment, if any, recorded in operations. Assets available for sale are carried at fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet. See Notes C and N.

     RESERVE FOR CREDIT LOSSES -- The reserve for credit losses is available to absorb credit losses and is not provided for financing contracts held for sale and other owned assets, including assets on operating lease. The provision for credit losses is the charge to income to increase the reserve for credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written-off or written-down when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses. Recoveries of amounts previously written-off as uncollectible are credited to the reserve for credit losses.

     REPOSSESSED ASSETS -- Repossessed assets are carried at the lower of cost or fair value less estimated selling expenses.

     RESIDUAL VALUES -- FINOVA has a significant investment in residual values in its leasing portfolios. These residual values represent estimates of the value of leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate. Actual residual values realized could differ from these estimates and updates.

     GOODWILL -- FINOVA amortizes the excess of cost over the fair value of net assets acquired ("goodwill") on a straight-line basis primarily over 20 to 25 years. Goodwill at December 31, 1998 and 1997 was $299.0 million and $288.2 million (net of amortization), respectively. Amortization totaled $15.2 million ($11.1 million after-tax), $10.1 million ($6.3 million after-tax) and $9.6 million ($5.7 million after-tax) for the years ended December 31, 1998, 1997 and 1996, respectively. FINOVA periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based on projected, undiscounted cash flows generated by the underlying assets. At

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

December 31, 1998, approximately $197.6 million of goodwill (net of amortization) was deductible for federal income tax purposes over 15 years under
Section 197 of the Internal Revenue Code.

     PENSION AND OTHER BENEFITS -- Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

     Other post-retirement benefit costs are recorded during the period the employees provide service to FINOVA. Post-retirement benefit obligations are funded as benefits are paid.

     Post-employment benefits are any benefits other than retirement benefits. FINOVA records post-employment benefit costs at the time employees leave active service.

     SAVINGS PLAN -- FINOVA participates in The FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. The employee may elect voluntary wage reductions ranging from 0% to 15% of taxable compensation. The Company's matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 6% of salary contributions, the first 3% of which are matched in FINOVA Group stock through the Employee Stock Ownership Plan, discussed below.

     EMPLOYEE STOCK OWNERSHIP PLAN -- Employees of FINOVA are eligible to participate in the Employee Stock Ownership Plan in the month following the first 12 consecutive month period during which they have at least 1,000 hours of service with FINOVA. Company contributions are made in the form of matching FINOVA Group stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan.

     Expenses under the Savings Plan and Employee Stock Ownership Plan were $3.1 million, $2.5 million and $2.1 million in 1998, 1997 and 1996, respectively.

     INCOME TAXES -- FINOVA and its U.S. subsidiaries are included in FINOVA Group's consolidated U.S. income tax return. The Company's provision for income taxes is determined on a separate return basis. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

     DERIVATIVE FINANCIAL INSTRUMENTS -- As more fully described in Note F, FINOVA uses derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used include interest rate swaps, which are accounted for using settlement or matched swap accounting, and to a lesser extent treasury locks, options and swaptions which are subject to hedge accounting determination.

     Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and FINOVA does not use derivative financial instruments for trading or speculative purposes. Upon early termination of the

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

designated matched asset or liability, the related derivative is matched to another appropriate item or marked to fair market value.

     SECURITIZATIONS -- In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," receivable transfers are accounted for as sales when legal and effective control over the transferred receivables is surrendered.

     RECLASSIFICATIONS -- Certain reclassifications have been made to the prior years financial statements to conform to the 1998 presentation.

NOTE B  ACQUISITIONS

     During 1998 and 1997, FINOVA Group, in transactions accounted for as purchases, acquired various businesses and portfolios having initial funds employed totaling $44 million and $122 million, respectively.

     In October 1998, FINOVA acquired United Credit Corporation, a New York based provider of commercial financing to small and mid-size businesses, and its Patriot Funding Division. The addition formed a new division named FINOVA Growth Finance which provides collateral-based working capital financing, primarily secured by accounts receivable. The new division provides financing ranging from $100,000 to $1 million to small and mid-size businesses with annual sales under $10 million. This new division is serving a market segment of smaller, growth-oriented customers earlier in their maturation cycle.

     In October 1998, FINOVA acquired Electronic Payment Systems, Inc., a commercial receivables servicing business headquartered in Salt Lake City, Utah, to support the activities of FINOVA Realty Capital ("FRC").

     In October 1997, FINOVA purchased Belgravia Capital Corporation, a commercial mortgage banking organization, for $77.5 million of FINOVA Group's common stock (1.7 million shares), $10.0 million in cash and an agreement to pay additional amounts up to approximately $30 million per year for the next three years, contingent upon future results of the operations. To date, no additional amounts have been paid under the contingency agreement. Once assets currently held under the mini-CMBS structure, including the retained interest, have been sold into the permanent CMBS market, the Company will evaluate the contingency agreement and make payments due thereunder as appropriate. The acquisition was comprised of $91.5 million in assets, including $88.0 million in goodwill and $4.0 million in liabilities and acquisition costs. Simultaneously with the purchase, FINOVA Group contributed this acquisition to FINOVA. The results of these operations have been included in FINOVA's results since the date of acquisition. Goodwill related to this transaction is being amortized over 25 years.

     In December 1997, FINOVA acquired the Inventory Finance unit of AT&T Capital Corporation. The acquisition, which joined FINOVA's Distribution & Channel Finance line of business, provided an opportunity for FINOVA to expand into the fast-growing telecommunications market.

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

NOTE C  INVESTMENT IN FINANCING TRANSACTIONS

     FINOVA provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases, fee-based receivables and financing contracts held for sale). At December 31, 1998 and 1997, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $10.0 billion and $8.4 billion (before reserve for credit losses), respectively, and consisted of the following percentage of carrying amount by line of business:

                                                              PERCENT OF TOTAL
                                                              CARRYING AMOUNT
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Transportation Finance......................................   22.0%     19.4%
Resort Finance..............................................   12.5      14.4
Corporate Finance...........................................    7.9       9.8
Rediscount Finance..........................................    7.7       7.3
Commercial Equipment Finance................................    7.5       7.5
Communications Finance......................................    7.3       7.9
Specialty Real Estate Finance...............................    7.0       8.2
Healthcare Finance..........................................    6.1       6.3
Franchise Finance...........................................    6.0       5.2
Distribution & Channel Finance..............................    5.7       6.5
Business Credit.............................................    3.0       2.4
Realty Capital..............................................    2.6
Public Finance..............................................    1.8       1.6
Commercial Services.........................................    1.7       2.7
Other.......................................................    0.6       0.8
Growth Finance..............................................    0.5
Investment Alliance.........................................    0.1
                                                              -----     -----
                                                              100.0%    100.0%
                                                              =====     =====

     Aggregate installments on investments in financing transactions at December 31, 1998 (excluding nonaccruing repossessed assets of $54.4 million and estimated residual values of $922.6

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)


million) are contractually due or anticipated during each of the years ending December 31, 1999 to 2003 and thereafter as follows:

                              1999         2000         2001        2002       2003     THEREAFTER
                           ----------   ----------   ----------   --------   --------   ----------
Loans and other financing
  contracts:
  Commercial:
     Fixed interest
       rate..............  $  408,821   $  442,892   $  448,212   $282,927   $231,971   $  766,461
     Floating interest
       rate..............   1,063,606      934,396      220,715    347,006    291,059      204,595
  Real estate:
     Fixed interest
       rate..............      99,368      100,513       72,716     37,213     41,192      168,911
     Floating interest
       rate..............     303,790      283,831      228,791     76,935    103,239      123,132
  Leases, primarily at
     fixed interest
     rates:
     Operating leases....     102,182       86,339       61,330     39,908     28,636       33,891
     Leveraged leases....      45,860       41,943       10,491      8,069     23,706      376,237
     Direct financing
       leases............      93,212       73,397       59,183     46,434     33,475       92,602
  Fee-based
     receivables.........     626,499
  Financing contracts
     held for sale.......     241,947
                           ----------   ----------   ----------   --------   --------   ----------
                           $2,985,285   $1,963,311   $1,101,438   $838,492   $753,278   $1,765,829
                           ==========   ==========   ==========   ========   ========   ==========

     The investment in operating leases at December 31 consisted of the following:
                                                    1998           1997
                                                 -----------    -----------
Cost of assets.................................  $   757,921    $   855,670
Accumulated depreciation.......................     (109,736)      (142,743)
                                                 -----------    -----------
Investment in operating leases.................  $   648,185    $   712,927
                                                 ===========    ===========

     The net investment in leveraged leases at December 31 consisted of the following:
                                                    1998           1997
                                                 -----------    -----------
Rental receivables.............................  $ 2,909,929    $ 2,287,233
Less principal and interest payable on
  nonrecourse debt.............................   (2,403,623)    (1,790,987)
                                                 -----------    -----------
Net rental receivables.........................      506,306        496,246
Estimated residual values......................      796,466        575,234
Less unearned income...........................     (521,936)      (451,923)
                                                 -----------    -----------
Investment in leveraged leases.................      780,836        619,557
Less deferred taxes from leveraged leases......     (317,015)      (249,710)
                                                 -----------    -----------
Net investment in leveraged leases.............  $   463,821    $   369,847
                                                 ===========    ===========

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

     The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

                                               1998       1997       1996
                                              -------    -------    -------
Lease and other income, net.................  $59,083    $41,605    $30,230
Income tax expense..........................   23,500     19,476     11,321

     The investment in direct financing leases at December 31 consisted of the following:
                                                       1998         1997
                                                     ---------    ---------
Rental receivables.................................  $ 398,303    $ 367,780

Estimated residual values..........................    126,095      120,020
Unearned income....................................   (127,639)    (127,211)
                                                     ---------    ---------
Investment in direct financing leases..............  $ 396,759    $ 360,589
                                                     =========    =========

     FINOVA has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily prime interest rates and the London interbank offered rates ("LIBOR"). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) was $4.75 billion and $4.34 billion at December 31, 1998 and 1997, respectively.

     Income earned from financing transactions with floating interest rates was approximately $562 million in 1998, $491 million in 1997 and $436 million in 1996. The adjustments which arise from changes in index rates can have a significant effect on income earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates. FINOVA's matched funding policy is more fully described in Note F.

     At December 31, 1998, FINOVA had a committed backlog of new business of approximately $1.9 billion compared to $1.6 billion at December 31, 1997. The committed backlog includes unused lines of credit totaling $549 million and $666 million at December 31, 1998 and 1997, respectively. Historically, FINOVA has booked a substantial portion of its backlog, although there can be no assurance that the trend will continue. Loan commitments and lines of credit have generally the same credit risk as extending loans to borrowers. These commitments are generally subject to the same credit quality and collateral requirements involved in lending transactions. Commitments generally have a fixed expiration and usually require payment of a fee.

     SECURITIZATIONS -- In 1998 and 1997, under a separate securitization agreement, FINOVA sold loan receivables totaling $103.2 million and $36.8 million, respectively, with limited recourse. Outstanding securitized assets under this agreement were $136.1 million at December 31, 1998. FINOVA will service these loan contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.

     During 1998, the Company utilized the mini-CMBS structure to sell loans warehoused by FRC. Under the structure, the Company sold loans to a trust with limited recourse. The trust issued a senior security interest to an investment banking company and a subordinated security interest that was retained by the Company. The Company also retained the servicing rights and obligations on the assets transferred to the trust. The intent of the trust is to sell the loans into the permanent CMBS market. Until the loans are sold, interest rate risk is hedged using various instruments including Treasury rate locks. The Company recognized gains on the transfer of the loans in

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". No gains were recorded on the subordinated interest retained by the Company.

     In determining the fair value of assets sold and interests retained, the Company inherently employs a variety of financial assumptions, including defaults, prepayments and discount rates. The Company assumed minimal defaults and prepayments due to the nature of the commercial mortgages and the anticipated period before sale into the permanent CMBS market. FINOVA also used discount rates ranging from approximately 6.0% to 7.0%

     This structure differs from many transfer and securitization vehicles in that the intent is to sell the loans in the trust within a short period of time rather than holding the loans throughout the amortization period. Once the sale of the loans by the trust is completed, there will be no further recourse or assumption risks.

     In 1998, the Company sold $724.3 million of loans into the private CMBS structure. The Company received $678.7 million in cash proceeds and retained a subordinated interest valued at $91.7 million. The Company recognized gross gains of $46.1 million. The gains were reduced by hedge losses, commissions and expenses of $21.6 million and an $8.5 million reserve resulting in net non-cash gains of $16.0 million.

     In 1996 and 1995, FINOVA, under a securitization agreement, sold a total of $300 million in undivided proportionate interests in a revolving loan portfolio totaling approximately $694.5 million as of December 31, 1998. Under this agreement, there is recourse to FINOVA based on the outstanding balance of the proportionate interest sold.

     In general, the servicing fees earned on securitizations are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized.

NOTE D  RESERVE FOR CREDIT LOSSES

     The following is an analysis of the reserve for credit losses for the years ended December 31:
                                            1998        1997        1996
                                          --------    --------    --------
Balance, beginning of year..............  $177,088    $148,693    $129,077
Provision for credit losses.............    82,200      69,200      41,751
Write-offs..............................   (59,037)    (45,487)    (32,017)
Recoveries..............................     2,279       2,287       3,296
Acquisitions and other..................     5,088       2,395       6,586
                                          --------    --------    --------
Balance, end of year....................  $207,618    $177,088    $148,693
                                          ========    ========    ========

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

     Net write-offs by line of business for the years ended December 31 are as follows:
                                            1998        1997        1996
                                          --------    --------    --------
Commercial Services.....................  $ 35,663    $ 23,255    $  3,610
Corporate Finance.......................     6,680       6,478       9,460
Commercial Equipment Finance............     3,645       3,208       2,378
Franchise Finance.......................     2,780         433       2,845
Distribution & Channel Finance..........     2,609       1,777         (33)
Specialty Real Estate Finance...........     1,785       2,106       1,616
Rediscount Finance......................     1,500
Healthcare Finance......................       960       1,704       1,010
Business Credit.........................       819
Communications Finance..................       494         750       2,994
Resort Finance..........................                 2,700       4,249

Other...................................      (177)        789         592
                                          --------    --------    --------
          Total net write-offs by line
            of business.................  $ 56,758    $ 43,200    $ 28,721
                                          ========    ========    ========
Net write-offs as a percentage of
  average managed assets (excluding
  average participations)...............      0.60%       0.54%       0.41%
                                          ========    ========    ========

     An analysis of nonaccruing assets included in the investment in financing transactions at December 31 is as follows:
                                                         1998        1997
                                                       --------    --------
Contracts............................................  $150,787    $150,263
Repossessed assets...................................    54,446      37,093
                                                       --------    --------
          Total nonaccruing assets...................  $205,233    $187,356
                                                       ========    ========
Nonaccruing assets as a percentage of managed assets
  (excluding participations).........................       2.0%        2.1%
                                                       ========    ========

     In addition to the repossessed assets included in the above table, FINOVA had repossessed assets with a total carrying amount of $65.3 million and $52.5 million at December 31, 1998 and 1997, respectively, which earned income of $4.7 million and $4.1 million during 1998 and 1997, respectively.

     At December 31, 1998, the total carrying amount of impaired loans was $225.7 million, of which $106.0 million were revenue accruing. A reserve for credit losses of $30.9 million has been established for $74.3 million of nonaccruing impaired loans and $6.2 million has been established for $24.4 million of accruing impaired loans. At December 31, 1997, the total carrying amount of impaired loans was $158.0 million, of which $36.4 million were revenue accruing. At December 31, 1997, a reserve for credit losses of $17.8 million was established for $39.0 million of nonaccruing impaired loans and $2.4 million was established for $13.3 million of accruing impaired loans. For the three years ended December 31, 1998, 1997 and 1996, the average carrying amount of impaired loans was $172.0 million, $130.3 million and $85.1 million, respectively. Income earned on accruing impaired loans was approximately $4.0 million in all three years. Income earned on impaired loans is

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

recognized in the same manner as it is on other accruing loans. Cash collected on all nonaccruing loans is applied to the carrying amount.

     Had all nonaccruing assets outstanding at December 31, 1998, 1997 and 1996 remained accruing, pre-tax income earned would have increased by approximately $19 million, $22 million and $19 million, respectively.

NOTE E  DEBT

     The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused revolving bank credit agreements totaling $4.4 billion. FINOVA currently maintains a five-year revolving credit facility and a 364-day facility with numerous lenders, in the aggregate principal amount of $2.0 billion. Separately, FINOVA also has two five-year facilities with numerous lenders for $700 million each, one 364-day facility with numerous lenders for $600 million and three 364-day facilities with three separate lenders for an aggregate principal amount of $400 million. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans if it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrows under these facilities. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee on the unused credit. The 364-day $1.0 billion and $600 million revolving credit agreements are subject to renewal in 1999, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002. The 364-day facilities totaling $400 million are subject to renewal in 1999; however, the Company does not anticipate extending these facilities.

     The Company, through one subsidiary, utilizes a five-year multi-currency facility with a small group of lenders for $100 million. Under the terms of this agreement, the subsidiary has the option to periodically select multiple currencies as the basis of borrowings. Interest is based on the Eurocurrency rate per annum for deposits in the relevant designated currency. Through another subsidiary, the Company maintains one 364-day revolving credit facility with three lenders in Canada for $100 million Canadian, supporting the issuance of Canadian commercial paper. Under the terms of this agreement, the subsidiary has the option to borrow Canadian dollars through either bankers' acceptances or a prime rate advance. Interest is based on the lenders' prime rate for prime advances or bankers' acceptance rates. FINOVA is the guarantor of this credit facility, which is subject to renewal in 1999.

     In 1998, FINOVA commenced a Euro Medium-Term Note Program allowing for the issuance of up to $1 billion of debt securities. As of December 31, 1998 there was $750 million available under the program.

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

     The following information pertains to all short-term financing, primarily commercial paper, issued by FINOVA for the years ended December 31:

                                        1998          1997          1996
                                     ----------    ----------    ----------
Maximum amount of short-term debt
  outstanding during year..........  $4,006,576    $3,284,118    $3,087,876
Average short-term debt outstanding
  during year......................   3,529,528     2,886,668     2,551,316
Weighted average short-term
  interest rates at end of year:
  Short-term borrowings............         5.6%          5.6%          5.4%
  Commercial paper*................         5.7%          5.7%          5.6%
Weighted average interest rate on
  short-term debt outstanding
  during year*.....................         5.7%          5.7%          5.6%

---------------
* Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements.

     Senior debt at December 31 was as follows:
                                                       1998          1997
                                                    ----------    ----------
Commercial paper and short-term bank loans
  supported by unused long-term bank revolving
  credit agreements, less unamortized discount....  $3,871,350    $3,132,109
Medium-term notes due to 2010, 5.9% to 10.3%......   1,717,544     1,343,148
Term loans payable to banks due to 1999, 5.3% to
  5.8%............................................     190,000       190,000
Senior notes due to 2007, 5.9% to 16.0%, less
  unamortized discount............................   2,604,762     2,083,761
Nonrecourse installment notes due to 2002, 10.6%
  (assets of $22,838 and $58,064, respectively,
  pledged as collateral)..........................      10,922        15,563
                                                    ----------    ----------
Total senior debt.................................  $8,394,578    $6,764,581
                                                    ==========    ==========

     Annual maturities of senior debt outstanding at December 31, 1998 due through June 2007 (excluding the amount supported by the revolving credit agreements expected to be renewed) approximate $775.2 million (1999), $821.3 million (2000), $951.0 million (2001), $839.4 million (2002), $504.9 million
(2003) and $631.4 million (thereafter).

     The agreements pertaining to senior debt and revolving credit agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA and FINOVA Group have complied. Under one covenant, dividend payments by FINOVA are limited to 50% of accumulated earnings after December 31, 1991. As of December 31, 1998, FINOVA had $118.1 million of excess accumulated earnings available for distribution.

     Total interest paid is not significantly different from interest expense.

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

NOTE F  DERIVATIVE FINANCIAL INSTRUMENTS

     FINOVA enters into interest rate and basis swap agreements as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used are straightforward. The Company continually monitors its derivative position and uses derivative instruments for non-trading and non-speculative purposes only.

     FINOVA uses derivative instruments to minimize its exposure to fluctuations in interest rates. FINOVA strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, FINOVA diversifies its borrowing sources (short and long-term debt with a fixed or a variable rate) and seeks to maintain a portfolio that is matched funded. FINOVA's matched funding policy generally requires that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities. FINOVA's matched funding policy also requires that the difference between floating-rate liabilities and floating-rate assets, measured as a percent of total assets, should not vary by more than 3% for any extended period. The amount of derivatives used is a function of this 3% gap policy with the maturities of the derivatives being correlated to the maturities of the assets being financed.

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

     FINOVA's off-balance sheet derivative instruments involve credit and interest rate risks. The credit risk would be the nonperformance by the other parties to the financial instruments. All financial instruments have been entered into with major financial institutions, which are expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions, although there can be no assurance that any such institution will perform under its agreement. FINOVA's derivative policy stipulates that the maximum exposure to any one counter-party, relative to the derivative products, is limited on a net basis to 10% of FINOVA's outstanding debt at the time of that transaction. Interest rate risks relate to changes in interest rates and the impact on earnings. FINOVA mitigates interest rate risks through its matched funding policy.

     The use of derivatives decreased interest expense by $5.3 million in 1998, a decrease in the aggregate cost of funds of 0.07%. The use of derivatives in 1997 decreased interest expense by $1.0 million, a decrease in the aggregate cost of funds of 0.03%, whereas the use of derivatives increased interest expense $3.0 million in 1996, an increase in the aggregate cost of funds of 0.05%. These changes in interest expense from off-balance sheet derivatives effectively alter on-balance sheet costs and must be viewed as total interest rate management. There were no deferred gains or losses associated with derivatives.

     FINOVA also enters into short-term treasury rate locks, options, swaptions and other derivative investments to hedge interest rate risks associated with the warehousing of loans, primarily for FRC.

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

     In a treasury rate lock, FINOVA agrees to lock in an interest rate on a U.S. Treasury security until a specified date in the future. Prior to the expiration date, if treasury rates decrease, there is an associated loss on the hedge. If treasury rates increase, FINOVA will immediately benefit from an increase in the hedge value.

     In a treasury put option, FINOVA pays an up-front fee (premium) to have the right, but not the obligation to sell a pre-determined treasury security at an agreed-upon strike rate. Prior to the expiration date of the option, if treasury rates decrease, the option expires worthless and there is no additional hedge loss. If treasury rates increase and surpass the strike rate, the value of the option will increase. In addition to the level of interest rates, the option value also depends on other variables including volatility and the time to maturity.

     A swaption gives FINOVA the right, but not the obligation, to enter into a swap on the exercise date. An up-front premium is the only cost incurred by FINOVA. If swap rates rise above the strike rate, the option value will increase. If swap rates decrease, the option will not be exercised and will expire worthless. In addition to the level of swap rates, the option value also depends on other variables including volatility and time to maturity.

     The following table provides annual maturities and weighted-average interest rates for each significant derivative product type in place at December 31, 1998. The rates presented are as of December 31, 1998. To the extent that rates change, variable interest information will change:

                                  OUTSTANDING AT
                                   DECEMBER 31,             MATURITIES OF DERIVATIVE PRODUCTS
                                  --------------   ---------------------------------------------------
                                       1998         1999    2000    2001    2002    2003    THEREAFTER
                                  --------------   ------   -----   -----   -----   -----   ----------
                                                         (DOLLARS IN MILLIONS)
RECEIVE FIXED-RATE SWAPS:
Notional value..................      $1,077       $  377   $ 150   $ 150   $ 200              $200
Weighted average receive rate...        6.75%        6.45%   7.24%   6.66%   6.51%             7.26%
Weighted average pay rate.......        5.35%        5.32%   5.39%   5.29%   5.30%             5.47%
PAY FIXED-RATE SWAPS:
Notional value..................      $  700       $  150   $ 100   $ 100           $ 150      $200
Weighted average receive rate...        5.37%        5.30%   5.42%   5.34%           5.42%     5.37%
Weighted average pay rate.......        6.49%        7.06%   7.38%   6.70%           5.98%     5.90%
TREASURY RATE LOCKS:
Notional value..................      $  153       $  153
Weighted average rate...........        4.71%        4.71%
OPTIONS AND SWAPTIONS:
Notional value..................      $   64       $   64
Weighted average strike rate....        5.72%        5.72%
                                      ------       ------   -----   -----   -----   -----      ----
TOTAL NOTIONAL VALUE............      $1,994       $  744   $ 250   $ 250   $ 200   $ 150      $400
                                      ======       ======   =====   =====   =====   =====      ====
Total weighted average rates on
  swaps:
  Receive rate..................        6.21%        6.12%   6.51%   6.13%   6.51%   5.42%     6.32%
                                      ======       ======   =====   =====   =====   =====      ====
Pay rate........................        5.80%        5.82%   6.19%   5.85%   5.30%   5.98%     5.69%
                                      ======       ======   =====   =====   =====   =====      ====

     For the benefit of its customers, FINOVA enters into interest rate cap agreements. The total notional amount of these agreements at December 31, 1998 was $25.0 million, none of which was in

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

a pay or receive position. These agreements will mature as follows: $15.9 million in 1999, $1.5 million in 2000 and $7.6 million in 2001.

     Derivative product activity for the three years ended December 31, 1998 is as follows:

                                                                PAY                INTEREST
                                    RECEIVE        PAY       FIXED-RATE              RATE
                                   FIXED-RATE   FIXED-RATE   AMORTIZING   BASIS     HEDGE
                                     SWAPS        SWAPS        SWAPS      SWAPS   AGREEMENTS    TOTAL
                                   ----------   ----------   ----------   -----   ----------   -------
                                                          (DOLLARS IN MILLIONS)
Balance, January 1, 1996.........    $1,300       $ 800         $ 95      $ 878     $ 750      $ 3,823
Expired..........................      (100)       (325)         (95)                (750)      (1,270)
Additions........................       150         350                                            500
                                     ------       -----         ----      -----     -----      -------
Balance, December 31, 1996.......     1,350         825                     878                  3,053
Expired..........................      (275)       (275)                   (250)                  (800)
Additions........................       327                                                        327
                                     ------       -----         ----      -----     -----      -------
Balance, December 31, 1997.......     1,402         550                     628                  2,580
Expired..........................      (325)       (200)                   (628)                (1,153)
Additions........................                   350                               217          567
                                     ------       -----         ----      -----     -----      -------
Balance, December 31, 1998.......    $1,077       $ 700         $ --      $  --     $ 217      $ 1,994
                                     ======       =====         ====      =====     =====      =======

NOTE G  REDEEMABLE PREFERRED SECURITIES

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

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

NOTE H STOCK OPTIONS

     FINOVA Group sponsors the 1992 Stock Incentive Plan in which FINOVA participates. Consequently, any compensation related to that plan is reflected in FINOVA's operating results. The plan provides for the grant of options, restricted stock and stock appreciation rights relating to FINOVA Group common stock. Those awards are granted to directors, officers and employees.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans because FINOVA grants options at market price on the date of grant. The compensation cost that has been charged against income for its performance-based plan was $5.5 million, $7.9 million and $2.9 million for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair market value method, FINOVA's net income would have been $166.5 million, $139.6 million and $115.0 million for 1998, 1997 and 1996, respectively.

     The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 1.75%, expected volatility of 26%, risk-free interest rates of 5.7% and 5.8% and expected lives of five to seven years.

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

NOTE I INCOME TAXES

     The consolidated provision for income taxes consists of the following for the years ended December 31:

                                               1998       1997       1996
                                             --------    -------    -------
Current:
  United States:
     Federal...............................  $ 15,356    $34,936    $30,574
     State.................................     8,700     13,973      7,654
  Foreign..................................     1,870      3,626      1,745
                                             --------    -------    -------
                                               25,926     52,535     39,973
                                             --------    -------    -------
Deferred:
  United States:
     Federal...............................    66,502     31,051     24,294
     State.................................     8,112       (498)     5,062
  Foreign..................................     7,950
                                             --------    -------    -------
                                               82,564     30,553     29,356
                                             --------    -------    -------
Provision for income taxes.................  $108,490    $83,088    $69,329
                                             ========    =======    =======

     Income taxes paid in 1998, 1997 and 1996 were approximately $26.0 million, $30.3 million and $31.3 million, respectively.

     The significant components of deferred tax liabilities and deferred tax assets at December 31, 1998 and 1997 consisted of the following:

                                                         1998        1997
                                                       --------    --------
Deferred tax liabilities:
  Deferred income from leveraged leases..............  $399,343    $308,764
  Deferred income from lease financing...............   108,883      89,196
  Goodwill...........................................    26,530      24,343
  Other..............................................    14,358       1,207
                                                       --------    --------
Gross deferred tax liability.........................   549,114     423,510
                                                       --------    --------
Deferred tax assets:
  Reserve for credit losses..........................    90,372      75,670
  Foreign............................................    10,792      16,802
  Alternative minimum tax............................    46,314      26,153
  Accrued expenses...................................       400       9,739
  Net operating loss carryforward/carryback..........    20,625       4,875
  Other..............................................    20,478      12,702
                                                       --------    --------
Gross deferred tax asset.............................   188,981     145,941
                                                       --------    --------
Net deferred tax liability...........................  $360,133    $277,569
                                                       ========    ========

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

     The federal statutory income tax rate is reconciled to the effective income tax rate as follows:
                                                        1998    1997    1996
                                                        ----    ----    ----
Federal statutory income tax rate.....................  35.0%   35.0%   35.0%
State income taxes....................................   3.9     2.6     4.4
Foreign tax effects...................................   0.1    (0.1)   (0.9)
Municipal and ESOP income.............................  (1.5)   (2.0)   (2.2)
Other.................................................   1.0     1.2     1.0
                                                        ----    ----    ----
Provision for income taxes............................  38.5%   36.7%   37.3%
                                                        ====    ====    ====

NOTE J PENSION AND OTHER BENEFITS

     Net periodic pension costs were $3.0 million, $1.9 million and $1.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. FINOVA's pension costs were accrued at $5.5 million at December 31, 1998 and $2.8 million at December 31, 1997.

     Net periodic other postretirement benefit costs were $0.7 million, $0.5 million and $0.7 million for each of the years ended December 31, 1998, 1997 and 1996, respectively. FINOVA's accrued postretirement benefit costs were $3.5 million at December 31, 1998 and $2.8 million at December 31, 1997.

     FINOVA's investment of $49 million in trust for nonqualified compensation plans consists of securities held for trading and is recorded at market.

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

NOTE K LITIGATION AND CLAIMS

     FINOVA is party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. That litigation often results from FINOVA's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties and it is possible that some of the legal actions, proceedings or claims referred to above could be decided against FINOVA. Although the ultimate amount for which FINOVA may be held liable, if any, is not ascertainable, FINOVA believes that any resulting liability should not materially affect FINOVA's financial position, results of operations or cash flows.

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

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

     The carrying amounts and estimated fair values of FINOVA's financial instruments are as follows for the years ended December 31:

                                                 1998                        1997
                                       ------------------------    ------------------------
                                        CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                         AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                       ----------    ----------    ----------    ----------
BALANCE SHEET
Financial Instruments:
  Assets:
     Loans and other financing
       contracts.....................  $7,077,865    $7,151,296    $5,744,846    $5,872,082
  Liabilities:
     Senior debt.....................   8,394,578     8,472,603     6,764,581     6,832,327

OFF-BALANCE SHEET
Financial Instruments:
  Interest rate swaps................          --        17,558            --        15,893
  Interest rate hedge agreements.....          --          (459)           --            --

     The carrying values of cash and cash equivalents, fee-based receivables, financing contracts held for sale, accounts payable and accrued expenses, due to clients and interest payable (including accrued amounts related to interest rate swaps and interest rate hedge agreements) approximate fair values due to the short-term maturity of these items.

     The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

     LOANS AND OTHER FINANCING CONTRACTS:

          The fair value of loans and other financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 1998 and 1997. Management believes that the risk factor embedded in the current interest rates on performing loans results in a fair valuation of performing loans. As of December 31, 1998 and 1997, the fair value of nonaccruing impaired contracts with a carrying amount of $119.7 million and $121.5 million, respectively, was not estimated because it is not practical to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As of December 31, 1998 and 1997, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $119.7 million and $89.6 million, respectively.

     SENIOR DEBT:

          The fair value of senior debt was estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities. The carrying values of commercial paper and borrowings under revolving credit facilities, if any, were assumed to approximate fair values due to their short maturities.

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

     INTEREST RATE SWAPS:

          The fair values of interest rate swaps are based on quoted market prices obtained from participating banks and dealers.

     INTEREST RATE HEDGE AGREEMENTS:

          The fair value of interest rate hedge agreements in place at December 31, 1998 are based on quoted market prices obtained from participating loans and dealers for transactions of similar remaining durations.

     The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 1998 and 1997. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE M OPERATING EXPENSES

     The following represents a summary of the major components of operating expenses for the three years ended December 31:

                                              1998        1997       1996
                                            --------    --------    -------
Salaries and employee benefits............  $140,939    $112,980    $94,272
Depreciation and amortization.............    23,749      17,407     14,185
Travel and entertainment..................    16,045      11,917      8,953
Occupancy expenses........................    11,562       8,368      7,104
Problem account costs.....................    10,343      11,586      7,753
Professional services.....................     9,982       7,654      5,738

NOTE N COMPREHENSIVE INCOME

     Effective for the year ended December 31, 1998, FINOVA adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in the financial statements.

     Accumulated other comprehensive income activity for the three years ended December 31, 1998 is as follows:
                                                                    ACCUMULATED
                                  FOREIGN         UNREALIZED           OTHER
                                 CURRENCY      HOLDING GAINS ON    COMPREHENSIVE
                                TRANSLATION       SECURITIES          INCOME
                                -----------    ----------------    -------------
Balance, January 1, 1996........  $(5,686)          $                 $(5,686)
Change during 1996..............    6,694                               6,694
                                  -------           ------            -------
Balance, December 31, 1996......    1,008                               1,008
Change during 1997..............   (1,018)                             (1,018)
                                  -------           ------            -------
Balance, December 31, 1997......      (10)                                (10)
Change during 1998..............     (208)           3,422              3,214
                                  -------           ------            -------
Balance, December 31, 1998......  $  (218)          $3,422            $ 3,204
                                  =======           ======            =======

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

     For comparative purposes, financial statements presented for prior years have been reclassified to conform to the requirements of SFAS No. 130. The adoption of SFAS No. 130 had no impact on FINOVA's consolidated results of operations, financial position, or cash flows.

NOTE O SEGMENT REPORTING

  Management's Policy for Identifying Reportable Segments

     FINOVA's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels.

  Types of Products and Services

     FINOVA has three market groups that are also its reportable segments:
Commercial Finance, Specialty Finance and Capital Markets. Commercial Finance includes traditional asset-based businesses that lend against collateral such as cash flows, inventory, receivables and leased assets. Specialty Finance includes businesses which lend to a variety of highly focused, industry-specific niches. Capital Markets, in conjunction with institutional investors, provides commercial mortgage banking services and debt and equity capital funding.

  Reconciliation of Segment Information to Consolidated Amounts

     Management evaluates the business performance of each group based on total net revenue, income before allocations and managed assets. Total net revenue is operating margin plus gains on disposals of assets. Income before allocations is income before income taxes, excluding corporate overhead expenses and the unallocated portion of provision for credit losses. Managed assets includes each segment's investment in financing transactions plus securitizations and participations sold.

     Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:
                                                     1998           1997
                                                  -----------    ----------
TOTAL NET REVENUE:
Commercial Finance..............................  $   187,461    $  154,981
Specialty Finance...............................      344,541       313,841
Capital Markets.................................       50,188         9,449
Corporate and other.............................       23,093         7,632
                                                  -----------    ----------
Consolidated total..............................  $   605,283    $  485,903
                                                  ===========    ==========
INCOME BEFORE ALLOCATIONS:
Commercial Finance..............................  $    67,013    $   72,454
Specialty Finance...............................      273,674       248,793
Capital Markets.................................       23,243         9,449
Corporate and other, overhead and unallocated
  provision for credit losses...................      (81,921)     (104,518)
                                                  -----------    ----------
Income from continuing operations before income
  taxes.........................................  $   282,009    $  226,178
                                                  ===========    ==========

                           FINOVA CAPITAL CORPORATION

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (DOLLARS IN THOUSANDS IN TABLES)

                                                     1998           1997
                                                  -----------    ----------
MANAGED ASSETS:
Commercial Finance..............................  $ 3,005,130    $2,755,826
Specialty Finance...............................    7,211,164     6,037,725
Capital Markets.................................      277,422
Corporate and other.............................       55,416        63,872
                                                  -----------    ----------
Consolidated total..............................  $10,549,132    $8,857,423
                                                  ===========    ==========

     Segment information was not presented for 1996 due to restructuring within the Company which made such presentation impracticable.

  GEOGRAPHIC INFORMATION

     FINOVA attributes income earned from financing transactions and managed assets to geographic areas based on the location of the customer. Income earned from financing transactions and managed assets at December 31, 1998 by geographic area are as follows:
                                                   INCOME
                                                   EARNED
                                               FROM FINANCING
                                                TRANSACTIONS     MANAGED ASSETS
                                               --------------    --------------
United States................................    $  956,479       $10,021,393
Canada.......................................         2,646            94,035
United Kingdom...............................        62,852           433,704
                                                 ----------       -----------
                                                 $1,021,977       $10,549,132
                                                 ==========       ===========
  MAJOR CUSTOMER INFORMATION

     FINOVA has no single customer that accounts for 10% or more of revenue.

NOTE P NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) which is effective for fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. FINOVA will adopt this standard effective January 1, 2000, as required. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

NOTE Q SUBSEQUENT EVENT - DEFINITIVE AGREEMENT TO ACQUIRE SIRROM CAPITAL CORPORATION

     On January 7, 1999, FINOVA Group announced that it had reached a definitive agreement to acquire Sirrom Capital Corporation ("Sirrom") a specialty finance company headquartered in Nashville, Tennessee.

     Under the terms of the agreement, Sirrom shareholders will receive 0.1634 shares of FINOVA Group common stock for each share of Sirrom common stock they own, subject to possible increases. Based on the conversion rate and FINOVA Group's share value when the agreement was signed, the aggregated purchase price of the Sirrom common stock will be approximately $343 million.

                      SUPPLEMENTAL SELECTED FINANCIAL DATA
                          CONDENSED QUARTERLY RESULTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

     The following represents the condensed quarterly results for the three years ended December 31, 1998, 1997 and 1996:

                                               FIRST       SECOND      THIRD       FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
------------------------------------------------------------------------------------------
Income earned from financing transactions:
  1998......................................  $236,399    $249,624    $256,854    $279,100
  1997......................................   209,293     219,904     227,810     240,989
  1996......................................   183,921     186,255     197,402     201,768
------------------------------------------------------------------------------------------
Interest expense:
  1998......................................   110,572     114,987     122,235     131,566
  1997......................................    97,172     101,883     105,592     111,446
  1996......................................    88,224      89,718      91,629      96,972
------------------------------------------------------------------------------------------
Volume-based fees:
  1998......................................    22,156      19,103      16,687      19,777
  1997......................................     7,784       8,583       9,546      20,815
  1996......................................     6,731       6,380       7,570       7,907
------------------------------------------------------------------------------------------
Gains on disposal of assets:
  1998......................................     1,223       9,582      13,438      30,781
  1997......................................     3,233      10,468       8,706       7,854
  1996......................................     6,730       1,315         397       4,507
------------------------------------------------------------------------------------------
Non-interest expenses:
  1998......................................    83,628      94,274      93,972     121,482
  1997......................................    70,327      82,522      84,500      95,365
  1996                                          66,489      56,989      65,480      69,560
------------------------------------------------------------------------------------------
Income from continuing operations:
  1998......................................    40,023      41,980      44,078      47,437
  1997......................................    32,813      34,697      35,867      39,713
  1996......................................    26,756      28,852      30,489      30,396
------------------------------------------------------------------------------------------
Net income:
  1998......................................    40,023      41,980      44,078      47,437
  1997......................................    32,813      34,697      35,867      39,713
  1996......................................    27,121      28,121      29,763      31,995
------------------------------------------------------------------------------------------

                           FINOVA CAPITAL CORPORATION

             AVERAGE BALANCES/OPERATING MARGIN/AVERAGE ANNUAL RATES
                                 (UNAUDITED)(1)
                             (DOLLARS IN THOUSANDS)

     The following represents the breakdown of FINOVA's average balance sheet, operating margin and average annual rates for the years ended December 31, 1998 and 1997:

                                              1998                                    1997
                              ------------------------------------    ------------------------------------
                                            INTEREST &                              INTEREST &
                               AVERAGE     VOLUME-BASED    AVERAGE     AVERAGE     VOLUME-BASED    AVERAGE
                               BALANCE         FEES         RATE       BALANCE         FEES         RATE
                              ----------   ------------    -------    ----------   ------------    -------
ASSETS
Cash and cash equivalents...  $   38,709                              $   36,899
Investment in financing
  transactions..............   9,016,067    $1,029,619(4)   12.05%     7,764,224     $871,735(4)    11.85%(2)
Less reserve for credit
  losses....................    (184,162)                               (160,241)
                              ----------    ----------      -----     ----------     --------       -----
Net investment in financing
  transactions..............   8,831,905                               7,603,983
Goodwill and other assets...     573,908                                 415,573
Investment in discontinued
  operations................                                               2,704
                              ----------    ----------      -----     ----------     --------       -----
                              $9,444,522                              $8,059,159
                              ==========    ==========      =====     ==========     ========       =====
LIABILITIES AND SHAREOWNERS'
  EQUITY
Liabilities:
  Other liabilities.........  $  368,539                              $  389,998
  Senior debt...............   7,452,245    $  479,360       5.71%     6,253,588     $416,093        6.65%
  Deferred income taxes.....     310,264                                 274,811
                              ----------    ----------      -----     ----------     --------       -----
                               8,131,048                               6,918,397

Shareowner's equity.........   1,313,474                               1,140,762
                              ----------    ----------      -----     ----------     --------       -----
                              $9,444,522                              $8,059,159
                              ==========    ==========      =====     ==========     ========       =====
Interest income/average
  earning assets (2)........                $1,029,619      12.05%                   $871,735       11.85%
Interest expense/average
  earning assets(2)(3)......                   479,360       5.61%                    416,093        5.66%
                              ----------    ----------      -----     ----------     --------       -----
Operating margin(3).........                $  550,259       6.44%                   $455,642        6.19%
                              ==========    ==========      =====     ==========     ========       =====

---------------
(1) Averages are calculated based on monthly balances.
(2) The average rate is calculated based on average earning assets ($8,544,431 and $7,356,845 for 1998 and 1997, respectively) which are net of average deferred taxes on leveraged leases and average nonaccruing assets.
(3) For the year ended December 31, 1998, excluding the impact of derivatives, interest expense would have been $474,076 or 5.55% of average earning assets and operating margin would have been $554,543 or 6.50% of average earning assets. For the year ended December 31, 1997, excluding the impact of derivatives, interest expense would have been $417,140 or 5.67% of average earning assets and operating margin would have been $454,595 or 6.18% of average earning assets.
(4) For the years ended December 31, 1998 and 1997 interest income is shown net of operating lease depreciation.

                           FINOVA CAPITAL CORPORATION
                         COMMISSION FILE NUMBER 1-7543
                                 EXHIBIT INDEX
                          DECEMBER 31, 1998 FORM 10-K

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

(4.F) Form of Indenture, dated as of March 20, 1998, between FINOVA, FINOVA Group and The First National Bank of Chicago as Trustee (incorporated by reference from FINOVA and FINOVA Group's registration statement on Form S-3, Registration No. 333-38171, Exhibit 4.8).

(10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement dated as of May 31, 1976 among FINOVA and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminister Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994 (the "May 23, 1994 8-K"), Exhibit 10.1).

EXHIBIT NO.
-----------
(10.A.1) First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

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

(10.A.4) Fourth Amendment dated as of May 15, 1996, to Sixth Amendment noted in
         10.A above (incorporated by reference from FINOVA's report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"), Exhibit 10.A.4).

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

(10.B.2) Second Amendment to Short-Term Facility noted in 10.B above
         (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

(10.B.3) Third Amendment to Short-Term Facility noted in 10.B above
         (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

(10.B.4) Fourth Amendment to Short-Term Facility noted in 10.B above
         (incorporated by reference from 1996 10-K, Exhibit B.4).

(10.B.5) Fifth Amendment to Short-Term Facility noted in 10.B above
         (incorporated by reference from the FINOVA Group 1997 10-K, Exhibit 10.B.5).

(10.C) Exhibits relating to management compensation are omitted due to the reduced disclosure format, but can be found as exhibits to the FINOVA Group 1998 10-K.

EXHIBIT NO.
-----------

(10.D)   Documents relating to the mini-CMBS Program:
         FINOVA Commercial Mortgage Loan Owner Trust 1998-1.
         Commercial Mortgage Loan Asset Backed Certificates 1998-1.

(10.D.1) Certificate Purchase Agreement dated as of September 29, 1998
         (incorporated by reference from FINOVA Group 1998 10-K, Exhibit
         10.T.1).

(10.D.2) Trust and Servicing Agreement dated as of September 1, 1998
         (incorporated by reference from FINOVA Group 1998 10-K, Exhibit
         10.T.2).

(10.D.3) Loan Purchase Agreement dated as of September 1, 1998 (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.3).

(10.D.4) Amendment No. 1 to the Trust and Servicing Agreement dated as of
         December 8, 1998 (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.4).

(10.D.5) Amendment No. 2 to the Trust and Servicing Agreement dated as of
         December 29, 1998 (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.5).

(10.D.6) Custodial Agreement dated as of September 1, 1998 (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.6).

(10.D.7) Administration Agreement dated as of September 1, 1998 (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.7).

(12)     Computation of Ratio of Income to Fixed Charges.*

(23)     Independent Auditors' Consent.*

(24)     Powers of Attorney.*

(27)     Financial Data Schedule.*

---------------
* Filed with this report.

+ Relating to management compensation.