Form 10-K/A
period 1998-12-31
FINOVA CAPITAL CORP
filed 1999-05-10
CIK 43960

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20594
                              ---------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              --------------------
For the Fiscal Year Ended December 31, 1998       Commission File Number 1-7543

                           FINOVA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware
      (State or Other Jurisdiction of                   94-1278569
      Incorporation or Organization)       (I.R.S. Employer Identification No.)

  1850 North Central Ave., P. O. Box 2209
                Phoenix, AZ                                       85002-2209
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
                                  Yes |X| No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment of this Form 10-K.|_|

As of May 5, 1999, 25,000 shares of Common Stock ($1.00 par value) were outstanding and held by an affiliate.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION I (1) (A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document                                                 Part Where Incorporated
   None.

================================================================================

                                TABLE OF CONTENTS
                                  Name of Item
                                  ------------
Item #                                                                     Page
--------------------------------------------------------------------------------
                                     Part I
Item 1    Business:
            Introduction                                                     1
            General                                                          1
              Business Groups                                                1
              Portfolio Composition                                          3
              Investment in Financing Transactions                           3
              Cost and Use of Borrowed Funds                                12
              Matched Funding Policy                                        12
              Credit Ratings                                                13
              Residual Realization Experience                               13
              Business Development and Competition                          14
              Credit Quality                                                14
              Risk Management                                               14
              Portfolio Management                                          15
              Delinquencies and Workouts                                    15
              Governmental Regulation                                       15
            Employees                                                       16
            Special Note Regarding Forward-Looking Statements               16

Item 2    Properties                                                        17
Item 3    Legal Proceedings                                                 17
Item 4    Submission of Matters to a Vote of Security Holders               17

                                     Part II

Item 5    Market Price of and Dividends on the Registrant's Common
                  Equity & Related Shareowner Matters                       17
Item 6    Selected Financial Data                                           17
Item 7    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      17
Item 7A   Quantitative and Qualitative Disclosures About Market Risk        18
Item 8    Financial Statements & Supplementary Data                         18
Item 9    Changes in and Disagreements with Accountants
                  on Accounting & Financial Disclosure                      18

                                    Part III

Item 10   Directors & Executive Officers of the Registrant                  18
Item 11   Executive Compensation                                            18
Item 12   Security Ownership of Certain Beneficial Owners & Management      18
Item 13   Certain Relationships & Related Transactions                      18


                                     Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K   19

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

         FINOVA extends revolving credit facilities, term loans and equipment and real estate financing primarily to "middle-market" businesses with financing needs falling generally between $100,000 and $35 million.

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

BUSINESS GROUPS

         FINOVA operates the following principal lines of business under three market groups:

         COMMERCIAL FINANCE

                  o BUSINESS CREDIT offers collateral-oriented revolving credit facilities and term loans for manufacturers, distributors, wholesalers and service companies. Typical transaction sizes range from $500,000 to $3 million.
                  o COMMERCIAL SERVICES (formerly Factoring Services) offers full service factoring and accounts receivable management services for entrepreneurial and larger firms, primarily in the textile and apparel industries. The annual factored volume of these companies is generally between $5 million and $25 million. This line provides accounts receivable financing and loans secured by equipment and real estate.

                  o CORPORATE FINANCE provides a full range of cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers and commercial and consumer service businesses. Typical transaction sizes range from $2 million to $35 million.
                  o DISTRIBUTION & CHANNEL FINANCE (formerly Inventory Finance) provides inbound and outbound inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers nationwide. Transaction sizes generally range from $500,000 to $30 million.
                  o GROWTH FINANCE provides collateral based working capital financing primarily secured by accounts receivable. Typical transaction sizes range from $100,000 to $1 million and are made to small and
                           midsize   businesses  with  annual  sales  under  $10
                           million.
                  o REDISCOUNT FINANCE offers revolving credit facilities to the independent consumer finance industry including sales, automobile, mortgage and premium finance companies. Typical transaction sizes range from $1 million to $35 million.

         SPECIALTY FINANCE

                  o COMMERCIAL EQUIPMENT FINANCE offers equipment leases, loans and "turnkey" financing to a broad range of midsize companies. Specialty markets include the corporate aircraft and emerging growth technology industries, primarily biotechnology and electronics. Typical transaction sizes range from $500,000 to $15 million.
                  o COMMUNICATIONS FINANCE specializes in term financing to advertising and subscriber-supported businesses, including radio and television stations, cable operators, outdoor advertising firms and publishers. Typical transaction sizes range from $1 million to $40 million.
                  o FRANCHISE FINANCE offers equipment, real estate and acquisition financing for operators of established franchise concepts. Transaction sizes generally range from $500,000 to $15 million.
                  o HEALTHCARE FINANCE offers a full range of working capital, equipment and real estate financing products for the U.S. healthcare industry. Transaction sizes typically range from $500,000 to $25 million.
                  o PORTFOLIO SERVICES provides customized receivable servicing and collections for timeshare developers and other generators of consumer receivables.
                  o PUBLIC FINANCE provides tax-exempt term financing to state and local governments, non-profit corporations and entities using industrial revenue or development bonds. Typical transaction sizes range from $100,000 to $5 million.
                  o RESORT FINANCE focuses on construction, acquisition and receivables financing of timeshare resorts worldwide, second home communities and fractional interest resorts. Typical transaction sizes range from $5 million to $35 million.
                  o SPECIALTY REAL ESTATE FINANCE provides term financing for hotel, anchored retail office and owner-occupied properties. Typical transaction sizes range from $5 million to $30 million.
                  o TRANSPORTATION FINANCE structures equipment loans, leases, acquisition financing and leveraged lease equity investments for commercial and cargo airlines worldwide, railroads and operators of other transportation related equipment. Typical transaction sizes range from $5 million to $30 million. Through FINOVA Aircraft Investors, LLC, FINOVA also seeks to use its market expertise and industry presence to purchase, upgrade and resell used commercial aircraft.

         CAPITAL MARKETS

                  o REALTY CAPITAL specializes in providing capital markets-funded commercial real estate financing products and commercial mortgage banking services. Typical transaction sizes range from $1 million to $5 million.
                  o INVESTMENT ALLIANCE provides equity and debt financing for midsize businesses in partnership with institutional investors and selected fund sponsors. Typical transaction sizes range from $2 million to $15 million.
                  o LOAN ADMINISTRATION provides in-house servicing for FINOVA's commercial loan products as well as servicing and sub-servicing of other mortgage and consumer loans, including residential real estate, mobile homes, automobiles and other consumer products.

         FINOVA is a Delaware corporation. The Company was incorporated in 1991 to serve as the successor to The Dial Corp's financial services businesses. In March 1992, Dial transferred those businesses to FINOVA in a spin-off. Since that time, FINOVA has increased its total assets from $2.5 billion at December 31, 1992 to $10.5 billion at December 31, 1998. Income from continuing operations increased from $36.8 million in 1992 to $164.1 million in 1998. Management believes FINOVA ranks among the largest independent commercial finance companies in the U.S., based on total assets. FINOVA's common stock is traded on the New York Stock Exchange under the symbol "FNV."

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

                      INVESTMENT IN FINANCING TRANSACTIONS
                              BY TYPES OF FINANCING
                             (Dollars in Thousands)

                                                                       December 31,
                          ----------------------------------------------------------------------------------------------
                              1998       %       1997       %       1996       %       1995       %       1994       %
                          -----------  -----  ----------  -----  ----------  -----  ----------  -----  ----------  -----
Loans and other financing
  contracts:
  Commercial (2)         $ 5,705,801   56.9  $4,329,210   51.4  $ 3,614,877   49.4  $3,405,775  53.5  $2,744,381   51.3
  Real estate              1,648,935   16.4   1,656,075   19.7    1,713,485   23.4   1,534,177  24.1   1,237,488   23.1
Leveraged leases (2)         773,942    7.7     611,262    7.2      512,049    7.0     366,196   5.8     287,518    5.4
Operating leases             648,185    6.5     712,927    8.5      517,690    7.1     460,496   7.2     412,782    7.7
Fee-based receivables        626,499    6.3     750,399    8.9      564,430    7.7     189,486   3.0     157,862    2.9
Direct financing leases      396,759    4.0     360,589    4.3      396,388    5.4     408,059   6.4     514,595    9.6
Financing contracts held     220,100    2.2
  for sale (2)            ----------  -----   ---------  -----   ----------  -----   --------- -----   ---------  -----
Investment in financing   10,020,221  100.0   8,420,462  100.0    7,318,919  100.0   6,364,189 100.0   5,354,626  100.0
  transactions                        =====              =====               =====             =====              =====
Securitized assets           436,064            336,607             300,000            200,000
Participations sold          101,532            121,360              64,546
                         -----------          ---------          ----------         ----------       -----------
Total managed assets
  (1)(2)                 $10,557,817         $8,878,429         $ 7,683,465         $6,564,189       $ 5,354,626
                         ===========         ==========          ==========         ==========       ===========

  --------------------
  NOTES:
(1) Excludes managed assets serviced under the mini-CMBS structure due to the expected short-term nature of the servicing rights. For further discussion see Annex A, Note C.
(2)   As restated. See Note R of Notes to Consolidated Financial Statements.

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1998
                             (Dollars in Thousands)

                                         Revenue Accruing                     Nonaccruing
                               ---------------------------------  -------------------------------    Total
                                   Market            Repossessed             Repossessed  Lease &   Carrying
                                  Rate (1) Impaired   Assets (2)  Impaired     Assets      Other     Amount       %
                               ----------  --------  -----------  ---------  -----------  -------  -----------  -----
Transportation Finance (3)     $2,140,541  $ 61,895    $          $            $          $        $ 2,202,436   22.0
Resort Finance                  1,209,062                16,415                  24,800              1,250,277   12.5
Corporate Finance                 729,461    16,183                  41,007       1,115                787,766    7.9
Rediscount Finance                766,250                   999       3,762                            771,011    7.7
Commercial Equipment Finance      712,854     1,526       4,858      10,884      17,855     4,135      752,112    7.5
Communications Finance            694,863     7,169                  24,264                            726,296    7.2
Specialty Real Estate Finance     635,952    16,966      34,230       9,799       7,620       194      704,761    7.0
Healthcare Finance                597,201                 7,018       5,902                 1,102      611,223    6.1
Franchise Finance                 597,916     1,619       1,741       1,763       2,120       274      605,433    6.0
Distribution & Channel Finance    561,734                             6,029                            567,763    5.7
Business Credit                   292,696                             7,416                            300,112    3.0
Realty Capital (6)                243,278                                                              243,278    2.4
Public Finance                    183,099                                                              183,099    1.8
Commercial Services               160,012       648                   8,912         936                170,508    1.7
Other (5)(6)                       60,604                                                  25,344       85,948    0.9
Growth Finance                     45,901                                                               45,901    0.5
Investment Alliance                12,297                                                               12,297    0.1
                               ----------  --------  ----------   ---------   ---------   -------  -----------  -----
TOTAL (4)(6)                   $9,643,721  $106,006    $ 65,261   $ 119,738   $  54,446   $31,049  $10,020,221  100.0
                               ==========  ========  ==========   =========   =========   =======  ===========  =====

--------------------
  NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.7 million on repossessed assets during 1998, including $2.4 million in Specialty Real Estate Finance, $1.0 million in Resort Finance, $0.9 million in Healthcare Finance, $0.2 million in Rediscount Finance and $0.2 million in Commercial Equipment Finance.
(3) Transportation Finance includes $419.7 million of aircraft financing business booked through the London office.
(4) Excludes $537.6 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $136.1 million in Franchise Finance and participations of $49.3 million in Corporate Finance, $21.4 million in Communications Finance, $5.4 million in Resort Finance, $6.9 million in Rediscount Finance, $3.8 million in Business Credit, $12.6 million in Transportation Finance and $2.1 million in Distribution & Channel Finance.
(5) Primarily includes other assets retained from disposed or discontinued operations.
(6)  As restated. See Note R of Notes to Consolidated Financial Statements.

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1997
                             (Dollars in Thousands)

                                       Revenue Accruing                  Nonaccruing
                              ---------------------------------  ------------------------------    Total
                                Market              Repossessed            Repossessed  Lease &   Carrying
                               Rate (1)   Impaired   Assets (2)  Impaired     Assets     Other     Amount      %
                              ----------  --------  -----------  --------- -----------  -------  ----------   ----
Transportation Finance (3)    $1,631,685  $           $          $            $         $        $1,631,685    19.4
Resort Finance                 1,166,199               14,450       3,974      26,240             1,210,863    14.4
Corporate Finance                791,733      981                  26,888                           819,602     9.7
Specialty Real Estate Finance    610,711   24,120      38,055       7,648      10,853        196    691,583     8.2
Communications Finance           628,947    8,724                  24,452                           662,123     7.9
Commercial Equipment Finance     614,712    1,816                  11,802                  4,030    632,360     7.5
Rediscount Finance               609,641                              993                           610,634     7.2
Distribution & Channel Finance   544,108                            4,333                           548,441     6.5
Healthcare Finance               525,846                            1,515                    666    528,027     6.3
Franchise Finance                430,651      808                   2,171                    305    433,935     5.2
Commercial Services              196,843                           30,205                           227,048     2.7
Business Credit                  195,897                            7,559                           203,456     2.4
Public Finance                   135,826                                                            135,826     1.6
Other (5)(6)                      61,353                                                  23,526     84,879     1.0
                              ----------  -------     -------    ---------    -------    -------  ----------  -----
TOTAL (4)(6)                  $8,144,152  $36,449     $52,505    $121,540     $37,093   $ 28,723  $8,420,462  100.0
                              ==========  =======     =======    =========    =======    =======  ==========  =====

--------------------
NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.1 million on repossessed assets during 1997, including $3.1 million in Specialty Real Estate Finance and $1.0 million in Resort Finance.
(3) Transportation Finance includes $302.9 million of aircraft financing business booked through the London office.
(4) Excludes assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $36.6 million in Franchise Finance and participations of $40.2 million in Corporate Finance, $61.0 million in Communications Finance, $8.5 million in Transportation Finance, $4.6 million in Rediscount Finance, $5.1 million in Resort Finance and $1.9 million in Distribution & Channel Finance.
(5) Primarily includes other assets retained from disposed or discontinued operations.
(6)  As restated. See Note R of Notes to Consolidated Financial Statements.

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1996
                             (Dollars in Thousands)

                                        Revenue Accruing                    Nonaccruing
                              ----------------------------------- -------------------------------    Total
                                 Market              Repossessed             Repossessed  Lease &   Carrying
                                Rate (1)   Impaired   Assets (2)  Impaired      Assets     Other     Amount      %
                              -----------  --------  -----------  ---------  -----------  -------  ----------  -----
Transportation Finance (3)    $1,330,578    $          $           $            $         $        $1,330,578   18.2
Resort Finance                 1,124,462      2,963     13,878          77       25,136             1,166,516   15.9
Corporate Finance                630,399      3,211                 14,695          335               648,640    8.9
Specialty Real Estate Finance    700,932     30,245     46,068       6,748        9,853       940     794,786   10.8
Communications Finance           535,701      8,796                 14,129        3,095               561,721    7.7
Commercial Equipment Finance     570,574                             7,900                  6,564     585,038    8.0
Rediscount Finance               421,232                               245                            421,477    5.8
Distribution & Channel Finance   314,446                             1,273                            315,719    4.3
Healthcare Finance               497,540                             1,304                  1,194     500,038    6.8
Franchise Finance                366,202      1,104                  1,985                    996     370,287    5.0
Commercial Services              220,701                             3,419                            224,120    3.0
Business Credit                  160,006                            11,963                            171,969    2.4
Public Finance                   150,361                                13                            150,374    2.1
Other (6)                         73,158                                                    4,498      77,656    1.1
                              ----------    -------    -------     -------      -------   -------  ----------  -----
Total Continuing Operations
  (4)(6)                      $7,096,292    $46,319    $59,946     $63,751      $38,419   $14,192  $7,318,919  100.0
                              ==========    =======    =======     =======      =======            ==========  =====
Discontinued Operations (5)                                                                39,143
                                                                                          -------
TOTAL                                                                                     $53,335
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

(5)  Reflects  assets  retained  by  FINOVA   subsequent  to  the  sale  of  the
     Manufacturer and Dealer Services line of business.

(6)  As restated. See Note R of Notes to Consolidated Financial Statements.

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1995
                             (Dollars in Thousands)

                                        Revenue Accruing                      Nonaccruing
                              ----------------------------------  --------------------------------     Total
                                 Market              Repossessed             Repossessed   Lease &    Carrying
                                Rate (1)   Impaired   Assets (2)  Impaired      Assets      Other      Amount      %
                              -----------  --------  -----------  ---------  -----------   -------   ---------   -----
Transportation Finance (3)    $  929,043    $          $          $            $           $        $  929,043    14.6
Resort Finance                   943,661      2,849     12,064      2,583       26,559                 987,716    15.6
Corporate Finance (4)            631,295      5,274                19,592          335                 656,496    10.3
Specialty Real Estate Finance    703,018      3,898     42,304     15,264       18,231         988     783,703    12.3
Communications Finance           662,191      2,502      2,217     16,817        4,863                 688,590    10.8
Commercial Equipment Finance     345,039                               69                    6,079     351,187     5.5
Rediscount Finance               345,264                                                               345,264     5.4
Distribution & Channel Finance   202,879                              430                              203,309     3.2
Healthcare Finance               451,503                               81                    1,231     452,815     7.1
Franchise Finance                327,356      1,462                 6,408                    1,850     337,076     5.3
Commercial Services              188,892                              594                              189,486     3.0
Business Credit                  200,365                           12,685                              213,050     3.3
Public Finance                   121,956                                                        47     122,003     1.9
Other (5)                         94,755      1,275                 2,360                    6,061     104,451     1.7
                              ----------    -------    -------    -------      -------     -------  ----------   -----
Total Continuing Operations
  (4)(5)                      $6,147,217    $17,260    $56,585    $76,883      $49,988     $16,256  $6,364,189   100.0
                              ==========    =======    =======    =======      =======     =======  ==========   =====

--------------------
NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.2 million on repossessed assets during 1995, including $3.2 million in Specialty Real Estate Finance, $0.6 million in Resort Finance and $0.4 million in Communications Finance.
(3) Transportation Finance includes $144 million of aircraft financing business booked through the London office.
(4) Excludes $200 million of securitized assets which are managed by the Company.
(5)  As  restated.  See Note R of Notes to  Consolidated  Financial  Statements.

                              --------------------

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1994
                             (Dollars in Thousands)

                                        Revenue Accruing                     Nonaccruing
                              ----------------------------------  -------------------------------    Total
                                Original   Rewritten Repossessed  Delinquent Repossessed  Leases &  Carrying
                                 Rate      Contracts   Assets (1)   Loans      Assets     Other      Amount      %
                              -----------  --------  -----------  ---------  -----------  -------  ----------  -----
Transportation Finance (2)    $  706,242    $14,620    $           $           $         $        $  720,862   13.5
Resort Finance                   634,735      4,506      7,314       2,582      30,393               679,530   12.7
Corporate Finance                746,671     21,275                  6,952       2,674               777,572   14.5
Specialty Real Estate Finance    672,522      7,237     40,510       7,622      21,519               749,410   14.0
Communications Finance           551,218      6,288      7,282      17,377       5,863       671     588,699   11.0
Commercial Equipment Finance     293,609        769                                        7,589     301,967    5.6
Rediscount Finance                99,353                                                              99,353    1.9
Distribution & Channel Finance    58,595                               642                            59,237    1.1
Healthcare Finance               467,131                                                   1,719     468,850    8.8
Franchise Finance                281,890      7,632                 12,242                           301,764    5.6
Commercial Services              157,090                               772                           157,862    2.9
Business Credit                  181,741                            12,003                           193,744    3.6
Public Finance                    93,491                               144                            93,635    1.8
FINOVA Capital Limited (3)        93,700      1,561                  4,265           2     4,800     104,328    1.9
Other (4)                         48,598                             8,918                   297      57,813    1.1
                              ----------    -------    -------     -------     -------   -------  ----------  -----
Total Continuing
  Operations (4)              $5,086,586    $63,888    $55,106     $73,519     $60,451   $15,076  $5,354,626  100.0
                              ==========    =======    =======     =======     =======   =======  ==========  =====

--------------------
NOTES:

(1) The Company earned income totaling $3.3 million on repossessed assets during 1994, including $2.0 million in Specialty Real Estate Finance, $0.8 million in Communications Finance and $0.5 million in Resort Finance.
(2) Transportation Finance includes $66.9 million of aircraft finance business booked through the London office.
(3) Includes transactions in Europe and elsewhere (including the U.S.) originated from the Company's London office. Also, includes $39.2 million of Consumer Finance assets, of which $4.8 million were nonaccruing. Consumer Finance accounts were generally considered nonaccruing after being 180 days delinquent.
(4)  As restated. See Note R of Notes to Consolidated Financial Statements.

                              --------------------

         The Company's geographic portfolio diversification at December 31, 1998, as restated, was as follows:

              State                        Total              Percent
        ---------------------------------------------------------------
                                          (Dollars in
                                          Thousands)
        California                   $     1,541,692            14.6%
        Florida                            1,065,801            10.1
        Texas                                827,422             7.8
        New York                             726,834             6.9
        Illinois                             467,083             4.4
        Arizona                              442,734             4.2
        Georgia                              370,541             3.5
        New Jersey                           330,958             3.1
        Virginia                             285,969             2.7
        Nevada                               283,520             2.7
        Pennsylvania                         274,323             2.6
        Missouri                             233,053             2.2
        Other (1)(2)                       3,707,887            35.2
                                     ------------------    ------------
                                     $    10,557,817           100.0%
                                     ==================    ============
--------------------
NOTE:

(1) Other includes all other states which, on an individual basis, represent less than 2% of the total and international, which represents approximately 6% of the total.
(2)  As restated. See Note R of Notes to Consolidated Financial Statements.

                              --------------------

      The following is an analysis of the reserve for credit losses for the years ended December 31:

                                   1998         1997         1996         1995         1994
                                 ---------    ---------    ---------    ---------    ---------
                                                     (Dollars in Thousands)
Balance, beginning of year       $ 177,088    $ 148,693    $ 129,077    $ 110,903    $  64,280
Provision for credit losses (1)     82,200       69,200       41,751       39,568       10,439
Write-offs (1)                     (59,037)     (45,487)     (32,017)     (27,631)     (28,109)
Recoveries                           2,279        2,287        3,296        2,104        1,780
Acquisitions and other               5,088        2,395        6,586        4,133       62,513
                                 ---------    ---------    ---------    ---------    ---------
Balance, end of year             $ 207,618    $ 177,088    $ 148,693    $ 129,077    $ 110,903
                                 =========    =========    =========    =========    =========

--------------------
NOTE:

(1)  As restated. See Note R of Notes of Consolidated Financial Statements.

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

         Write-offs and recoveries by line of business, during the years ended December 31, were as follows:

                                   --------------------------------------------
                                     1998     1997     1996      1995     1994
                                   --------------------------------------------
 WRITE-OFFS                                   (Dollars in Thousands)
 Commercial Services               $36,286  $24,382  $ 5,098   $ 3,728  $ 1,148
 Corporate Finance                   6,728    6,577    9,470     4,660    4,233
 Commercial Equipment Finance        3,845    3,722    3,207     2,271    1,257
 Franchise Finance                   3,035      696    3,267     3,448    2,247
 Distribution & Channel Finance      2,609    1,777                201      442
 Specialty Real Estate Finance       1,785    2,106    1,793     2,275    1,461
 Rediscount Finance                  1,500
 Healthcare Finance                  1,502    1,798    1,018       314      377
 Business Credit                     1,253                         452      774
 Communications Finance                494      750    2,994     4,037    8,300
 Resort Finance                               2,700    4,275     2,000    2,730
 Other (1)(3)                                   979      895     4,245    5,140
                                   --------------------------------------------
 Total write-offs (3)               59,037   45,487   32,017    27,631   28,109
                                   --------------------------------------------

 RECOVERIES
 Commercial Services                   623    1,127    1,488       482      376
 Corporate Finance                      48       99       10       247       86
 Commercial Equipment Finance          200      514      829       116      428
 Franchise Finance                     255      263      422       115       66
 Distribution & Channel Finance                           33        20
 Specialty Real Estate Finance                           177        80
 Healthcare Finance                    542       94        8        52       63
 Business Credit                       434
 Communications Finance                                            250
 Resort Finance                                           26        22       10
 Other (1)                             177      190      303       720      751
                                   --------------------------------------------
 Total recoveries                    2,279    2,287    3,296     2,104    1,780
                                   --------------------------------------------
 Total net write-offs (3)          $56,758  $43,200  $28,721   $25,527  $26,329
                                   ============================================

 Net write-offs as a percentage
  of average managed assets (2)(3)    0.60%    0.53%    0.41%     0.44%    0.62%
                                   ============================================

-------
NOTES:

(1)  Includes FINOVA Capital Ltd. (UK).
(2) Excludes average participations sold in which FINOVA has transferred credit risk.
(3)  As restated. See Note R of Notes to Consolidated Financial Statements.

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

         The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA for each of the periods listed:

                                                           Year Ended December 31,
                                                    ---------------------------------------
                                                      1998   1997    1996    1995    1994
                                                    ---------------------------------------
 Short-term and variable rate long-term debt (1)      6.1%   6.4%    6.5%    7.2%   5.5%
 Fixed-rate long-term debt (1)                        7.0%   7.1%    7.2%    7.3%   8.1%
 Aggregate borrowed funds (1)                         6.4%   6.6%    6.8%    7.2%   6.3%
 Rate earned on average earning assets (2) (3)(5)    11.9%  11.5%   11.4%   11.7%  11.2%
 Operating margin percentage (4)(5)                   6.3%   5.9%    5.7%    5.6%   5.7%

---------------------
NOTES:

(1)  Includes the effects of interest rate swap and hedge agreements.
(2) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.
(3)  Earned amounts are net of depreciation.
(4)  Represents operating margin as a percentage of average earning assets.
(5)  As restated. See Note R of Notes to Consolidated Financial Statements.

     --------------------

         The effective costs presented above include costs of commitment fees and related borrowing costs. They do not necessarily predict future costs of funds. For further information on FINOVA's cost of funds, refer to Annex A, Notes E and F.

         Following are the ratios of income to fixed charges ("ratio") for each of the past five years:

                     Year Ended December 31, (1)
                  ----------------------------------
                   1998   1997   1996   1995   1994
                  ------ ------ ------ ------ ------
                   1.55   1.54   1.51   1.45   1.59
                  ====== ====== ====== ====== ======

---------------------
NOTES:

(1)  As restated. See Note R of Notes to Consolidated Financial Statements.

                              --------------------

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

CREDIT RATINGS

         FINOVA currently has investment-grade credit ratings from the following rating agencies:

                                            Commercial       Senior
                                               Paper          Debt
                                          --------------   -----------
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

         Early Terminations (1)            Terminations at End of Lease Term (2)
-----------------------------------------  ------------------------------------
                                                                     Proceeds
                              Proceeds                   Estimated  as a % of
                    Carrying  as a % of                  Residual   Estimated
         Sales       Amount   Carrying         Sales     Value of    Residual
Year    Proceeds   of Assets   Amount        Proceeds     Assets      Value
----- ----------- -----------------------  ------------------------------------
                      (Dollars in Thousands)
1998  $    82,671 $    67,650   122%       $    40,571 $     35,647    114%
1997      114,680      96,656   119%            78,419       71,914    109%
1996       87,311      75,910   115%            16,334       13,872    118%
1995        1,402         905   155%            32,509       25,566    127%
1994        6,477       5,865   110%            15,287       14,164    108%

---------

NOTE:
(1)      Excludes foreclosures for credit reasons, which are immaterial.
(2)      As restated.  See Note R of Notes to Consolidated Financial Statements.

                              --------------------

         The estimated residual value of direct finance and leveraged lease assets in the accounts of FINOVA at December 31, 1998 was 37.2% of the original cost of those assets (30.0% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging generally from one to 25 years. The average initial term weighted by carrying amount at inception and the average remaining term weighted by remaining carrying amount of financing contracts at December 31, 1998 for financing contracts excluding leveraged leases were 7.5 and 5.4 years, respectively, and for leveraged leases were approximately 18.7 and 11.2 years, respectively. The comparable average initial term and remaining term at December 31, 1997 for financing contracts excluding leveraged leases were 7.6 and 5.1 years, respectively, and for leveraged leases were approximately 17.3 and 11.7 years, respectively. FINOVA uses either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease. Actual proceeds could differ from those appraised values.

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

GOVERNMENTAL REGULATION

         FINOVA's domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. Some of FINOVA's financing transactions and mortgage broker activities are subject to additional government regulation. For example, aircraft leasing is regulated by the Federal Aviation Administration, and Communications Finance is regulated by the Federal Communication Commission. FINOVA's international activities are also subject to a variety of laws and regulations of the countries in which the business is conducted.

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

         o Necessary technological changes (including those addressing "Year 2000" data systems issues) may be more difficult, expensive or time consuming than anticipated.

         o        Costs or difficulties related to integration of acquisitions.

         o        Other risks detailed in FINOVA's other SEC reports or filings.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Omitted.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED SHAREOWNER MATTERS.


         There is no market for the Company's common stock as the Company is wholly owned by FINOVA Group. Dividends paid on common stock for the first through fourth quarters of 1998 were $7.9 million, $7.9 million, $43.0 million and $36.2 million, respectively. Dividends paid to FINOVA Group in the third and fourth quarters of 1998 were used for repurchases of outstanding shares of FINOVA Group's common stock.

         The  agreements   pertaining  to  senior  debt  and  revolving   credit
agreements of FINOVA include various restrictive covenants and require maintenance of certain defined financial ratios with which FINOVA has complied. Under one covenant, dividend payments from FINOVA to FINOVA Group are limited to 50 percent of accumulated earnings after December 31, 1991. As of December 31, 1998, FINOVA had $114.9 million of excess accumulated earnings available for distribution.

ITEM 6.           SELECTED FINANCIAL DATA.

         Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         See pages 1 - 11 of Annex A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See page 12 of Annex A.


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


ITEM 13.          CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

         Omitted.

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM
            8-K.

(a Documents filed.
   1.  Financial Statements.
       (i) The following financial statements of FINOVA are included in
           Annex A:
                                                                     Annex A
                                                                       Page
                                                                    ---------

       Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          1-11
       Quantitative and Qualitative Disclosures about Market Risk      12
       Report of Management and Independent Auditors' Report          13-14
       Consolidated Balance Sheets (restated)                          15
       Statements of Consolidated Income (restated)                    16
       Statements of Consolidated Shareowner's Equity (restated)       17
       Statements of Consolidated Cash Flows (restated)                18
       Notes to Consolidated Financial Statements                     19-39
       Supplemental Selected Financial Data                            40

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

    (4.A)    Form  of  FINOVA's  Common  Stock   Certificate   (incorporated  by
             reference from the 1994 10-K, Exhibit 4.B).

    (4.B) Relevant portions of FINOVA's Certificate of Incorporation and Bylaws included in Exhibits 3.A, 3.B and 3.C above are incorporated by reference.

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

    Exhibit No.
    -----------

    (4.F) Form of Indenture, dated as of March 20, 1998, between FINOVA, FINOVA Group and The First National Bank of Chicago as Trustee (incorporated by reference from FINOVA and FINOVA Group's registration statement on Form S-3, Registration No. 333-38171,
             Exhibit 4.8).

    (10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement, dated as of May 31, 1976 among FINOVA Group and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminister Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994,
             Exhibit 10.1).

    (10.A.1) First  Amendment  dated as of  September  30,  1994,  to the  Sixth
             Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

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

    (10.A.5) Fifth Amendment dated as of May 20, 1998 to Sixth Amendment noted in 10.A above (incorporated by reference from FINOVA Group's report on form 10-K for the year ended December 31, 1997 (the "FINOVA Group 1997 10-K"), Exhibit 10.A.5).

    (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA , the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994, Exhibit 10.2).

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

    (10.B.2) Second  Amendment  to  Short-Term  Facility  noted  in  10.B  above
             (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

    (10.B.3) Third  Amendment  to  Short-Term   Facility  noted  in  10.B  above
             (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

    (10.B.4) Fourth  Amendment  to  Short-Term  Facility  noted  in  10.B  above
             (incorporated by reference from 1996 10-K, Exhibit B.4).

    (10.B.5) Fifth  Amendment  to  Short-Term   Facility  noted  in  10.B  above
             (incorporated by reference from the FINOVA Group 1997 10-K, Exhibit 10.B.5).+

    (10.C) Exhibits relating to management compensation are omitted due to the reduced disclosure format, but can be found as exhibits to the FINOVA Group 1997 10-K.

    Exhibit No.
    -----------

    (10.D) Documents relating to the mini-CMBS Program: FINOVA Commercial Mortgage Loan Owner Trust 1998-1. Commercial Mortgage Loan Asset Backed Certificates 1998 -1.*

    (10.D.1) Certificate  Purchase  Agreement  dated as of  September  29,  1998
             (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.1).

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

    (10.D.6) Custodial Agreement dated as of September 1, 1998 (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.6).

    (10.D.7) Administration   Agreement   dated   as  of   September   1,   1998
             (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.7).

    (10.D.8) Amendment  No. 3 to the Trust and Servicing  Agreement  dated as of
             April 21, 1999 (incorporated by reference from FINOVA Group 1998 10-K/A, Amendment No. 2, Exhibit 10.T.8).

    (10.D.9) Amendment  No. 4 to the Trust and Servicing  Agreement  dated as of
             April 26, 1999 (incorporated by reference from FINOVA Group 1998 10-K/A, Amendment No. 2, Exhibit 10.T.9).

    (12) Computation of Ratio of Restated Income to Fixed Charges, as restated.**

    (23)     Independent Auditors' Consent.**

    (24)     Powers of Attorney.**

    (27)     Financial Data Schedule, as restated.**

------------------------------------

*    Previously filed.
**   Filed with this report.
+    Relating to management compensation.

(b)  Reports on Form 8-K.

         A report on Form 8-K, dated January 15, 1999, was filed by FINOVA which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the fourth quarter and year ended December 31, 1998 (unaudited).

SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Phoenix, Arizona on May 5, 1999.


                           FINOVA CAPITAL CORPORATION



      By:                        /s/ Samuel L. Eichenfield
         ---------------------------------------------------------------
                                   Samuel L. Eichenfield
                     Chairman, President  and Chief Executive Officer
                                 (Chief Executive Officer)




      By:                        /s/  Bruno A. Marszowski
         ---------------------------------------------------------------
                                    Bruno A. Marszowski
              Senior Vice President - Controller and Chief Financial Officer
                         (Chief Accounting and Financial Officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




                        *                                 *
          W. Carroll Bumpers(Director)         Meilee Smythe (Director)
       ---------------------------------    --------------------------------
                   May 5, 1999                         May 5, 1999





            /s/ Samuel L. Eichenfield                     *
       ---------------------------------    --------------------------------
        Samuel L. Eichenfield (Chairman)      Gregory C. Smalis (Director)
                   May 5, 1999                         May 5, 1999


        * Signed pursuant to Powers of Attorney dated February 11, 1999.


                             /s/ Bruno A. Marszowski
                         -------------------------------
                               Bruno A. Marszowski
                                Attorney-in-Fact
                                   May 5, 1999

                                     ANNEX A
                           FINOVA CAPITAL CORPORATION
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED


                                                                            Page
                                                                            ----
Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                 A-1
Quantitative and Qualitative Disclosure about Market Risk                   A-12
Management's Report on Responsibility for Financial Reporting               A-13
Independent Auditors' Report                                                A-14
Consolidated Balance Sheets                                                 A-15
Statements of Consolidated Income                                           A-16
Statements of Consolidated Shareowner's Equity                              A-17
Statements of Consolidated Cash Flows                                       A-18
Notes to Consolidated Financial Statements                                  A-19
Supplemental Selected Financial Data                                        A-40

                           FINOVA CAPITAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion relates to the restated financial statements of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group"). The financial statements are being restated primarily as a result of two accounting issues, as well as several other adjustments.

     The first issue relates to the amount of the gain on sale of certain commercial mortgage-backed securities (CMBS), reported in 1998. In the latter part of 1998, the Company used for the first time a private CMBS structure ("mini-CMBS") to sell loans originated by FINOVA Realty Capital ("FRC"). Under this structure, the Company sold loans originated by FRC to a trust with limited recourse. The trust held those loans with plans to resell them into the permanent CMBS market. The trust paid cash to the Company upon acquisition of the assets, issued a senior security interest to an investment banking firm and a subordinated residual interest to the Company. The Company retained the servicing rights and obligations related to the assets transferred to the Trust.

     The Company was required to recognize gains on the transfer of the loans to the mini-CMBS trust in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability," and initially reported gains in the gross amount of $46.1 million. Subsequent to the issuance of the Company's 1998 financial statements, the Company determined that the original estimate of the fair value of the Company's retained interest was overstated and accordingly revalued its retained interest in the mini-CMBS transaction. This revaluation resulted in a reduction of the value of the retained portion of the loans from the $91.7 million previously reported, to $65.0 million, as now restated. This reduction in the value reduced FINOVA's previously reported 1998 gross gains on mini-CMBS sales of $46.1 million to $19.5 million, as restated. After recognition for hedge losses, commissions, expenses and other obligations, the Company reported a net mini-CMBS loss of $10.0 million. No gains were recognized on the subordinated interest retained by the Company.

     In determining the fair value of assets sold and interests retained, the Company employed a variety of financial assumptions. To establish discount rates, the Company referred to the subsequent April 1999 sale of approximately 70% of the mini-CMBS loans into a permanent CMBS structure. The permanent transaction was compared to the mini-CMBS transaction and similar portions of the interest retained were discounted using rates present in the permanent structure, after adjusting for general movements in interest rates between the date of the mini-CMBS transaction and the permanent transaction. Specifically, servicing rights were discounted at approximately 6% and the remaining residual cash flows were discounted at rates between 9% and 18%. The Company assumed minimal defaults and prepayments due to the nature and structure of the commercial mortgages. The recourse obligation was recorded at fair value based on prices obtained from the subsequent April 1999 sale.

     Once the trust sells the remainder of the loans into the permanent CMBS market, there will be no further recourse or assumption risk.

     Further discussion of the mini-CMBS transaction can be found under "Gains on Disposal of Assets" in this discussion and under the "Securitizations" Section of Note C and in Note R of the Notes to Consolidated Financial Statements included in Annex A.

     The second subject of the restatement relates to accounting for expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Historically, the Company has deferred loan origination fees received and amortized that income over the lives of loans, while electing to expense loan origination costs as incurred rather than deferring and amortizing them. As now restated, the Company has deferred and amortized loan origination costs in accordance with SFAS No. 91. The restated financial statements include several other miscellaneous adjustments.

                           FINOVA CAPITAL CORPORATION

A summary of the significant effects of the restatements for 1998 is as follows:

                                                                  1998
                                                               Adjustments
                                      -------------------------------------------------------------
                                      As Previously            Origination                   As
                                         Reported    CMBS Gain    Costs        Other       Restated
AT DECEMBER 31,
Investment in financing transactions   $10,011,536   $(21,847)   $ 37,426    $ (6,894)   $10,020,221
Goodwill and other assets                  650,144     (1,140)                (16,623)       632,381
Total liabilities                        9,161,824     (4,910)     15,045      (9,099)     9,162,860
Shareowner's equity                      1,341,757    (18,077)     22,381     (14,418)     1,331,643

FOR THE YEAR ENDED DECEMBER 31,
Interest margins earned                    472,536                (15,605)      2,584        459,515
Gains on disposal of assets                 55,024    (26,018)                 (1,094)        27,912
Operating expenses                         241,074                (23,731)       (690)       216,653
Net Income                                 173,519    (15,559)      4,859       1,304        164,123
----------------------------------------------------------------------------------------------------

     The restatement to reduce the mini-CMBS gain did not affect years prior to 1998.

     A summary of the significant effects of the restatement to defer loan origination costs, as well as several other adjustments in 1997 and 1996, are as follows:

                                                1997                      1996
                                      -----------------------  -------------------------
                                      As Previously     As     As Previously      As
                                        Reported     Restated    Reported      Restated
                                        --------     --------    --------      --------
AT DECEMBER 31,
Investment in financing transactions   $8,399,456   $8,420,462   $7,298,759   $7,318,919
Goodwill and other assets                 502,362      486,142      370,575      362,137
Total liabilities                       7,497,855    7,500,841    6,482,883    6,491,617
Shareowner's equity                     1,260,068    1,261,868    1,069,043    1,072,031

FOR THE YEAR ENDED DECEMBER 31,
Interest margins earned                   408,914      392,124      340,517      329,107
Gain on disposal of assets                 30,261       30,333       12,949       12,562
Operating expenses                        190,525      168,444      154,481      140,218
Net Income                                143,090      141,902      117,000      118,475

     A  prior  period   adjustment  of  $1.5  million  has  been   reflected  in
shareowner's equity at January 1, 1996. The effects of the restatement have been reflected herein.

                           FINOVA CAPITAL CORPORATION

RESULTS OF OPERATIONS

     The following table summarizes FINOVA's operating results for the years ended December 31, 1998, 1997 and 1996:


                                                   Percent                       Percent
(Dollars in Millions)           1998      1997     Change    1997      1996      Change
---------------------           ----      ----     ------    ----      ----      ------
Interest margins earned       $  459.5  $  392.1    17.2%  $  392.1  $  329.1     19.1%
Volume-based fees                 77.7      39.4    97.4%      39.4      28.6     37.7%
                              --------  --------           --------  --------
Operating margin                 537.2     431.5    24.5%     431.5     357.7     20.6%
Provision for credit losses      (82.2)    (69.2)   18.8%     (69.2)    (41.8)    65.7%
Gains on disposal of assets       27.9      30.3    (8.0)%     30.3      12.6    141.5%
Operating expenses              (216.7)   (168.4)   28.6%    (168.4)   (140.2)    20.1%
Income taxes                    (102.2)    (82.3)   24.2%     (82.3)    (70.3)    17.0%
                                                           --------  --------
Income from continuing
 operations                      164.1     141.9    15.7%     141.9     118.0     20.3%
                              --------  --------           --------  --------
Income and gain from
 discontinued operations                             n/a                  0.5      n/a
                              --------  --------    ----   --------  --------     ----
Net Income                    $  164.1  $  141.9    15.7%  $  141.9  $  118.5     19.8%
                              ========  ========           ========  ========
---------------------------------------------------------------------------------------

1998 COMPARED TO 1997

     Net income for 1998 increased 15.7% to $164.1 million from $141.9 million in 1997. The increase was due to the growth in average earning assets and the expansion of the fee-related businesses, partially offset by a $10.0 million loss on the sale of commercial mortgage-backed securities (CMBS) through mini-CMBS transactions more fully described elsewhere in this discussion and in Note C of Notes to Consolidated Financial Statements. Other offsetting items included a higher provision for credit losses, increased operating expenses and a higher effective tax rate. Net income in 1998 included a full year of FINOVA Realty Capital ("FRC") and AT&T Capital's Inventory Finance unit, both of which were acquired in the fourth quarter of 1997. See Note B of Notes to Consolidated Financial Statements for further discussion.

     INTEREST MARGINS EARNED. The net spread from the portfolio is represented by interest margins earned, which is the difference between (a) income earned from financing transactions and (b) interest expense and depreciation on operating leases and other owned assets. Interest margins earned increased 17.2% to $459.5 million in 1998 from $392.1 million in 1997, due primarily to a 16.1% increase in average earning assets in 1998.

     Average earning assets, which represents the average of FINOVA's investment in financing transactions less nonaccruing assets and deferred taxes related to leveraged leases, increased to $8.55 billion in 1998 from $7.36 billion in 1997. The increase was primarily due to a 20.2% increase in funded new business of $3.98 billion compared to $3.31 billion in 1997, partially offset by normal amortization of the portfolio and prepayments during the year.

     VOLUME-BASED FEES. Volume-based fees are generated by FINOVA's Distribution & Channel Finance (formerly Inventory Finance), Commercial Services (formerly
Factoring Services) and FRC lines of business. These fees are predominantly based on volume-originated business rather than the balance of outstanding financing transactions during the year. Fees are generated on the volume of purchased accounts receivable and mortgage loan originations. A majority of FRC's mortgage loan originations are funded by other lenders and therefore are not recorded on FINOVA's balance sheet. FINOVA's commercial mortgage operation originates and sells loans and typically would only retain assets on the balance sheet for a short period of time. Due to the short-term nature of volume-originated business, these fees are recognized as income in the period of origination.

     The 97.4% increase in volume-based fees to $77.7 million in 1998 from $39.4 million in 1997 was primarily due to fee-based volume increasing by 60.1% to $7.26 billion in 1998 compared to $4.53 billion in 1997. The increased volume was attributable to the addition of FRC and AT&T Capital's Inventory Finance unit.

                           FINOVA CAPITAL CORPORATION

     The increase in volume-based fees in 1998 was the major reason for the growth of FINOVA's operating margin as a percentage of average earning assets to 6.3% in 1998 from 5.9% in 1997. The interest rate spread portion of this margin increased slightly to 5.4% in 1998 from 5.3% in 1997.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses increased 18.8% to $82.2 million in 1998 compared to $69.2 million in 1997. The increase in the provision reflected the growth in managed assets of 18.9% to $10.56 billion in 1998 from $8.88 billion in 1997 and an increase in net write-offs in 1998 to $56.8 million compared to $43.2 million in 1997. The higher level of write-offs in 1998 was primarily due to prior credit problems experienced in FINOVA's Commercial Services line of business which had net write-offs of $35.7 million in 1998 principally related to the business' wholesale textile customers. The 1998 Commercial Services write-offs represent problems identified in 1997 that the Company believed could be worked out. Unfortunately, the results of those efforts were unsuccessful, resulting in increased write-offs for 1998. Commercial Services is refocusing its portfolio to include more retail customers and other industries. Net write-offs by line of business and other changes in the reserve for credit losses can be found in Note D of Notes to Consolidated Financial Statements.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $27.9 million in 1998 compared to $30.3 million in 1997. Gains on disposal of assets include the sale of loans via the commercial mortgage backed securities ("CMBS") market, the sale of assets coming off lease and the sale of other assets. Sales of CMBS transactions (permanent and mini-CMBS structures) resulted in a net loss of $7.2 million in 1998 and consisted of gross gains of $25.0 million offset by hedge losses, commissions, expenses and recourse obligations of $32.2 million. The total net loss on CMBS transactions of $7.2 million includes a net mini-CMBS loss of $10.0 million from the utilization of the mini-CMBS structure to sell loans warehoused by FINOVA Realty Capital and gains of $2.8 million from other CMBS securitizations. In April 1999, approximately 70% of the assets within the mini-CMBS structure were sold into a permanent CMBS structure. Refer to the Recent Developments section of Management's Discussion and Analysis and Notes C and R of Notes to the Consolidated Financial Statements for a further discussion of the mini-CMBS transactions.

     The other $35.1 million of net gains in 1998 resulted from the sale of assets coming off lease, Franchise Finance loans and other assets. While, in the aggregate, FINOVA has historically recognized gains on the disposal of assets it holds, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of disposal.

     OPERATING EXPENSES. Operating expenses, which include selling, administrative and other expenses, were generally higher in all major categories and increased to $216.7 million in 1998 compared to $168.4 million in 1997. This increase was partially attributable to the growth in managed assets during the year and to incentives paid to employees based on performance criteria such as profitability and the increased value of FINOVA's stock. Also contributing to the increase was the addition of FRC, which has a higher operating cost structure than other FINOVA lines of business, including over 80 business development officers and support staff. Operating expenses were 40.3% of operating margin for 1998 compared to 39.0% in 1997. Due to FINOVA's expansion into activities that use gains from the disposal of assets to cover operating expenses, a more appropriate ratio to measure efficiency is operating expenses as a percentage of operating margin plus gains. Using this measurement, operating expenses were 38.3% of operating margin plus gains for 1998 compared to 36.5% in 1997. See Note M of Notes to Consolidated Financial Statements for additional detail.

     INCOME TAXES. Income taxes were $102.2 million in 1998 compared to $82.3 million in 1997. The increase was primarily due to higher pre-tax income and a higher effective tax rate in 1998 due to the realization of certain tax credits in 1997. See Note I of Notes to Consolidated Financial Statements for further discussion of income taxes.

1997 COMPARED TO 1996

     Net income for 1997 increased 19.8% to $141.9 million from $118.5 million in 1996. The increase reflected growth in managed assets, increased fee-related business, higher gains on disposal of assets and a lower effective income tax rate, partially offset by higher provisions for credit losses and increased operating expenses. Income from continuing operations for 1997 increased to $141.9 million from $118.0 million in 1996. Continuing operations in 1996 excluded the operating results of FINOVA's discontinued Manufacturer & Dealer Services line of business ("MDS") and FINOVA Medical Systems and a $6 million gain resulting from the sale of MDS.

                           FINOVA CAPITAL CORPORATION

     INTEREST MARGINS EARNED. Interest margins earned increased 19.1% to $392.1 million in 1997 from $329.1 million in 1996 due primarily to a higher level of average earning assets.

     Average earning assets increased 16.3% to $7.36 billion in 1997 from $6.33 billion a year earlier. This increase primarily resulted from a 20.8% increase in funded new business of $3.31 billion compared to $2.74 billion in 1996, and to a lesser extent, from portfolios purchased during 1997 (totaling $122 million). These increases were partially offset by the normal amortization of the portfolio and prepayments during the year.

     VOLUME-BASED FEES. Volume-based fees increased 37.7% to $39.4 million in 1997 compared to $28.6 million in 1996. The increase was primarily due to fee-based volume of $4.53 billion in 1997 that was 54.3% higher than the fee-based volume of $2.94 billion in 1996. Contributing to the increase in fee-based business were the acquisitions of FRC (formerly Belgravia Capital Corporation) and AT&T Capital's Inventory Finance unit in the fourth quarter of 1997.

     The 54.3% increase in fee-based volume in 1997 was a primary factor in the improvement of FINOVA's operating margin as a percentage of average earning assets to 5.9% in 1997 from 5.7% in 1996. Lower aggregate borrowing costs and lower leverage in 1997 also contributed to the improvement in the operating margin.

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

     FINOVA's net write-offs during 1997 represented 0.53% of average managed assets (excluding average participations) compared to 0.41% in 1996. Details of net write-offs and other changes in the reserve for credit losses can be found in Note D of Notes to Consolidated Financial Statements.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets totaled $30.3 million in 1997, higher than the $12.6 million in 1996. In addition to the sale of assets coming off lease, FINOVA recognized a significant gain from the early termination of a real estate leveraged lease transaction in 1997.

     OPERATING EXPENSES. Operating expenses, as restated, were higher in 1997 than in 1996, primarily as a result of increased costs necessary to manage FINOVA's larger portfolio. Also contributing to the increase in operating expenses were incentives paid to employees based on performance criteria such as profitability and the increased value of FINOVA Group's stock (which increased by 54.7% to $49 11/16 per share at year-end). The Company also incurred additional costs in administering problem loan accounts in 1997, including an increase with respect to the Commercial Services line of business.

     As a percentage of operating margin, operating expenses declined slightly to 39.0% in 1997 from 39.2% in 1996. See Note M of Notes to Consolidated Financial Statements for further detail of operating expenses.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Managed assets at December 31, 1998 increased 18.9% to $10.56 billion from $8.88 billion at December 31, 1997. The increase was the result of a 20.2% increase in funded new business of $3.98 billion in 1998 compared to $3.31 billion in 1997, partially offset by normal loan and lease amortization and prepayments.

                           FINOVA CAPITAL CORPORATION

     FINOVA's reserve for credit losses increased to $207.6 million at December 31, 1998 from $177.1 million at year-end 1997 that primarily consisted of provisions of $82.2 million partially offset by net write-offs totaling $56.8 million. At December 31, 1998 the reserve represented 2.0% of managed assets (excluding participations sold and financing contracts held for sale) the same level as one year ago. Nonaccruing assets increased to $205.2 million at December 31, 1998 representing 2.0% of ending managed assets (excluding participations sold) compared to $187.4 million in nonaccruing assets as of December 31, 1997, which constituted 2.1% of ending managed assets. The single most significant increase in nonaccruing assets was the addition of a paper-manufacturing customer in the Commercial Equipment Finance line of business. At December 31, 1998, the reserve represented 101.2% of nonaccruing assets compared to 94.5% at December 31, 1997. See Note D of Notes to Consolidated Financial Statements for more information on the reserves, net write-offs and nonaccruing assets.

     The Company had total debt outstanding of $8.39 billion at December 31, 1998 or 6.3 times its equity base of $1.33 billion. At December 31, 1997, the Company had debt leverage of 5.4 times its equity base ($6.76 billion debt outstanding to $1.26 billion of equity). Deferred income taxes, which are used to finance a portion of FINOVA's assets, grew 27.3% during 1998 to $355.0 million from $278.8 million at year-end 1997.

     Growth in managed assets is generally financed by internally generated cash flows and borrowings. During 1998, FINOVA issued $1.6 billion in new senior debt and increased its commercial paper and other short-term borrowings by $739.5 million. These funds were used to finance new business and to redeem or retire $689 million of debt. During 1997, FINOVA Group issued approximately 1.7 million shares of its common stock as the primary consideration for the acquisition of FRC. The FRC assets were contributed by FINOVA Group to FINOVA. FINOVA Group has historically made its equity available to assist FINOVA in its capital needs and growth strategy. Although continued contributions of equity proceeds is at the discretion of FINOVA Group, management considers FINOVA Group's potential to raise needed equity to be an integral part of the Company's capital resources. See Note B of Notes to Consolidated Financial Statements for further detail.

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

     At December 31, 1998, FINOVA maintained a five-year revolving credit facility and a 364-day facility with numerous lenders, in the aggregate principal amount of $2.0 billion. Separately, FINOVA also had two five-year facilities with numerous lenders for $700 million each, one 364-day facility with numerous lenders for $600 million and three 364-day facilities with three separate lenders for an aggregate principal amount of $400 million. These $4.4 billion of credit facilities support FINOVA's outstanding commercial paper and short-term borrowings. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans if it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrows under these facilities. The 364-day $1.0 billion and $600 million revolving credit agreements are subject to renewal in 1999, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002. The 364-day facilities totaling $400 million are subject to renewal in 1999; however, the Company does not anticipate extending these facilities.

     The Company, through one subsidiary, uses a five-year multi-currency facility with a small group of lenders for $100 million. Through another subsidiary, the Company maintains a 364-day revolving credit facility with three lenders in Canada for 100 million Canadian dollars. FINOVA is the guarantor of these credit facilities, which are subject to renewal in 1999.

     In 1998, FINOVA commenced a Euro Medium-Term Note Program allowing for the issuance of up to $1.0 billion of debt securities. As of December 31, 1998 there was $750 million available under the program.

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

                           FINOVA CAPITAL CORPORATION

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

                           FINOVA CAPITAL CORPORATION

SEGMENT REPORTING

     Information  for  FINOVA's   reportable  segments  reconciles  to  FINOVA's
consolidated totals as follows:


Dollars in Thousands                                    1998            1997
--------------------                                    ----            ----
TOTAL NET REVENUE:
  Commercial Finance                                $    187,461    $   154,981
  Specialty Finance                                      344,541        313,841
  Capital Markets                                         24,170          2,099
  Corporate and other                                      8,978         (9,086)
                                                    ------------    -----------
Consolidated total                                  $    565,150    $   461,835
                                                    ============    ===========

INCOME (LOSS) BEFORE ALLOCATIONS:
  Commercial Finance                                $     67,013    $    72,454
  Specialty Finance                                      273,674        248,793
  Capital Markets                                         (2,775)         2,099
  Corporate and other, overhead and unallocated
     provision for credit losses                         (71,615)       (99,155)
                                                    ------------    -----------
Income from continuing operations before
  income taxes                                      $    266,297    $   224,191
                                                    ============    ===========

MANAGED ASSETS:
  Commercial Finance                                $  3,005,130    $ 2,755,826
  Specialty Finance                                    7,211,164      6,037,725
  Capital Markets                                        255,575
  Corporate and other                                     85,948         84,878
                                                    ------------    -----------
Consolidated total                                  $ 10,557,817    $ 8,878,429
Less securitizations and participations sold            (537,596)      (457,967)
                                                    ------------    -----------
Investment in financing transactions                $ 10,020,221    $ 8,420,462
                                                    ============    ===========

     FINOVA's business is organized into three market groups, which are also its reportable segments: Commercial Finance, Specialty Finance and Capital Markets. Management relies on total net revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment. See Note Q of Notes to Consolidated Financial Statements for additional detail.

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

                           FINOVA CAPITAL CORPORATION

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

     FINOVA Realty Capital was acquired in the fourth quarter of 1997. Total net revenue was $24.2 million in 1998 compared to $2.1 million in 1997. Loss before allocations was $2.8 million in 1998 compared to income of $2.1 million in 1997. The decrease in income before allocations was primarily attributable to a net loss of $10.0 million on mini-CMBS transactions, partially offset by a higher level of volume-based fees due to increased volume in 1998. See Note C and Note R of Notes to Consolidated Financial Statements for further discussion of the mini-CMBS structure.

     Capital Markets was able to grow its managed asset base to $255.6 million, of which $220.1 million represents financing contracts held for sale.

YEAR 2000 COMPLIANCE

     FINOVA continues to implement changes necessary to help assure accurate date recognition and data processing with respect to the year 2000. To be year 2000 compliant means (1) significant information technology ("IT") systems in use by FINOVA demonstrate performance and functionality that is not materially affected by processing dates on or after January 1, 2000, (2) customers and collateral included in FINOVA's portfolio of business are year 2000 compliant and (3) vendors of services critical to FINOVA's business processes are year 2000 compliant.

     FINOVA's non-IT systems used to conduct business at its facilities consist primarily of office equipment (other than computer and communications equipment) and other equipment at leased office facilities. FINOVA has inventoried its non-IT systems and has sent year 2000 questionnaires to office equipment vendors and landlords to determine the status of their year 2000 readiness.

                           FINOVA CAPITAL CORPORATION

     Primary internal activities related to this issue are modifications to existing computer programs and conversions to new programs. FINOVA has a five-phase plan for assuring year 2000 compliance of its internal systems:

1) Identifying each area, function and application that could be affected by the change in date.

2) Determining the extent to which each area, function or application will be affected by the change in date and identifying the proper course of action to eliminate adverse effects.

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

     FINOVA routinely assesses the year 2000 compliance status of its borrowers and generally requires that they provide representations and warrants regarding the status. FINOVA also attempts to monitor their progress with questionnaires and other means.

     FINOVA believes under its reasonably possible worst case year 2000 scenario, a number of its borrowers and service providers would not be capable of performing their contractual obligations to FINOVA. The financial impact of this scenario and the Company's responses are currently under assessment.

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

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

     In April 1999, approximately 70% of the mini-CMBS loans were sold into a permanent CMBS structure.

                           FINOVA CAPITAL CORPORATION

     In March 1999, FINOVA Group acquired Sirrom Capital Corporation ("Sirrom"), a specialty finance company headquartered in Nashville, Tennessee, for approximately $343 million in FINOVA Group common stock, excluding converted stock options. Sirrom provides secured loans to small, fast growing companies in the U.S. and Canada with revenues between $5 million and $50 million, for expansions, acquisitions, buyouts and other strategic ventures. Completion of the Sirrom acquisition resulted in an increase in the outstanding equity of FINOVA Group and lowered the debt to equity ratio to 5.5x at March 31, 1999 compared to FINOVA Group's leverage of 6.6x at December 31, 1998.

     In February 1999, FINOVA acquired Preferred Business Credit Inc. ("PBC"), a west coast provider of commercial financing to small and mid-size businesses. PBC was added to Growth Finance to help expand its nationwide capabilities.

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

     In October 1998, FINOVA acquired Electronic Payment Systems, Inc. a commercial receivables servicing business headquartered in Salt Lake City, Utah, to support the activities of its FINOVA Realty Capital business ("FRC").

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

                           FINOVA CAPITAL CORPORATION

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     FINOVA's primary market risk exposure is the volatility of interest rates. FINOVA seeks to manage interest rate risk and preserve income through a diversified borrowing base and a matched-funding policy. A diversified borrowing base consists of short and long-term debt with a fixed or variable rate. FINOVA's matched-funding policy, set by the FINOVA Group Board of Directors or Audit Committee and administered by the Finance Committee, requires that floating-rate assets be financed with similar floating-rate liabilities and fixed-rate assets be financed with similar fixed-rate liabilities. Under the matched-funding policy, the difference between floating-rate assets and floating-rate liabilities should not exceed 3% of total assets for any extended period.

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

     Certain limitations are inherent in the model used in the above interest rate risk measurements. Modeling changes require certain assumptions that may oversimplify the manner in which actual yields and costs respond to changes in the market interest rates. For example, the model assumes a more static composition of FINOVA's interest sensitive assets, liabilities and derivative instruments than would actually exist over the period being measured. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Although the sensitivity analysis model provides an indication of FINOVA's interest rate risk exposure at a particular point in time, the model is not intended to and does not provide a precise forecast of the effects of changes in market interest rates on FINOVA's net income and will likely differ from actual results.

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

     FINOVA's financial statements, including those that have been restated, have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all of FINOVA's financial records and related data and has made valid and complete written and oral representations and disclosures in connection with the audit.

     Management believes it is essential to conduct its business in accordance with the highest ethical standards, which are characterized and set forth in FINOVA's written Code of Conduct. These standards are communicated to and acknowledged by all of FINOVA's employees.


/s/ Samuel L. Eichenfield
--------------------------------
Samuel L. Eichenfield
Chairman, President and Chief Executive Officer


/s/ Bruno A. Marszowski
--------------------------------
Bruno A. Marszowski
Senior Vice President - Controller and Chief Financial Officer


/s/ Derek C. Bruns
--------------------------------
Derek C. Bruns
Senior Vice President - Internal Audit

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

As discussed in Note R, the 1998, 1997, and 1996 financial statements have been restated to properly defer and amortize loan origination costs over the life of the loan as well as to make several other adjustments and the 1998 financial statements have been restated to correct the amount of gain recognized on the sale of commercial mortgage-backed securities.


/s/ Deloitte & Touche LLP
------------------------------
Deloitte & Touche LLP
Phoenix, Arizona
February 10, 1999
(April 23, 1999 as to Note R)

                           FINOVA CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             As Restated, See Note R
                             (Dollars in Thousands)

December 31,                                          1998              1997
------------                                          ----              ----
ASSETS

Cash and cash equivalents                          $     49,519     $    33,193
Investment in financing transactions:
  Loans and other financing contracts                 7,354,736       5,985,285
  Leveraged leases                                      773,942         611,262
  Operating leases                                      648,185         712,927
  Fee-based receivables                                 626,499         750,399
  Direct financing leases                               396,759         360,589
  Financing contracts held for sale                     220,100
                                                   ------------     -----------
                                                     10,020,221       8,420,462
  Less reserve for credit losses                       (207,618)       (177,088)
                                                   ------------     -----------

Net investment in financing transactions              9,812,603       8,243,374
                                                   ------------     -----------
Goodwill and other assets                               632,381         486,142
                                                   ------------     -----------
                                                   $ 10,494,503     $ 8,762,709
                                                   ============     ===========

LIABILITIES AND SHAREOWNER'S EQUITY

Liabilities:
  Accounts payable and accrued expenses            $    141,782     $   124,491
  Due to clients                                        205,655         278,571
  Interest payable                                       65,817          54,418
  Senior debt                                         8,394,578       6,764,581
  Deferred income taxes                                 355,028         278,780
                                                   ------------     -----------
                                                      9,162,860       7,500,841
                                                   ------------     -----------
Commitments and contingencies (Note K)
Shareowner's equity:
  Common stock, $1.00 par value, 100,000
    shares authorized, 25,000 shares issued                  25              25
  Additional capital                                    870,485         870,485
  Retained income                                       460,447         391,368
  Accumulated other comprehensive income
    (deficit)                                               686             (10)
                                                   ------------     -----------
                                                      1,331,643       1,261,868
                                                   ------------     -----------
                                                   $ 10,494,503     $ 8,762,709
                                                   ============     ===========

                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                        STATEMENTS OF CONSOLIDATED INCOME
                             As Restated, See Note R
                  (Dollars in Thousands, except per share data)

Years Ended December 31,                           1998        1997       1996
------------------------                        ----------   --------   --------
Interest, fees and other income                 $  795,790   $691,565   $601,416
Financing lease income                              95,781     71,278     59,461
Operating lease income                             116,202    116,920     96,119
                                                ----------   --------   --------
Income earned from financing transactions        1,007,773    879,763    756,996
Interest expense                                   478,177    414,650    365,603
Operating lease depreciation                        70,081     72,989     62,286
                                                ----------   --------   --------
Interest margins earned                            459,515    392,124    329,107
Volume-based fees                                   77,723     39,378     28,588
                                                ----------   --------   --------
Operating margin                                   537,238    431,502    357,695
Provision for credit losses                         82,200     69,200     41,751
                                                ----------   --------   --------
Net interest margins earned                        455,038    362,302    315,944
Gains on disposal of assets                         27,912     30,333     12,562
                                                ----------   --------   --------
                                                   482,950    392,635    328,506
Operating expenses                                 216,653    168,444    140,218
                                                ----------   --------   --------
Income from continuing operations before
  income taxes                                     266,297    224,191    188,288
Income taxes                                       102,174     82,289     70,320
                                                ----------   --------   --------
Income from continuing operations                  164,123    141,902    117,968
Income and gain from sale of discontinued
  operations, net of tax                                                     507
                                                ----------   --------   --------
NET INCOME                                      $  164,123   $141,902   $118,475
                                                ==========   ========   ========

                See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                 STATEMENTS OF CONSOLIDATED SHAREOWNER'S EQUITY
                             As Restated, See Note R
                             (Dollars in Thousands)

                                                                     Accumulated
                                                                        Other
                                 Common  Additional    Retained     Comprehensive   Shareowners'  Comprehensive
                                 Stock     Capital      Income    (Deficit)/Income     Equity         Income
                                 -----     -------      ------    ----------------     ------         ------
Balance, January 1, 1996
 (as previously reported)         $25     $677,948     $ 183,292      $(5,686)      $   855,579
                                  ---     --------     ---------      -------       -----------
Prior period adjustment                                    1,513                          1,513
                                  ---     --------     ---------      -------       -----------
BALANCE, JANUARY 1, 1996
 (AS RESTATED)                     25      677,948       184,805       (5,686)          857,092
                                  ---     --------     ---------      -------       -----------
Comprehensive income:
 Net income                                              118,475                        118,475      $ 118,475
                                                                                                     ---------
 Foreign currency translation                                                                            6,694
                                                                                                     ---------
 Other comprehensive income                                             6,694             6,694          6,694
                                                                                                     ---------
Comprehensive income                                                                                 $ 125,169
                                                                                                     =========
Capital contributions
 from FINOVA Group Inc.                    115,000                                      115,000
Dividends                                                (25,230)                       (25,230)
                                  ---     --------     ---------      -------       -----------
BALANCE, DECEMBER 31, 1996         25      792,948       278,050        1,008         1,072,031
                                  ---     --------     ---------      -------       -----------
Comprehensive income:
 Net income                                              141,902                        141,902      $ 141,902
                                                                                                     ---------
 Foreign currency translation                                                                           (1,018)
                                                                                                     ---------
 Other comprehensive income                                            (1,018)           (1,018)        (1,018)
                                                                                                     ---------
Comprehensive income                                                                                 $ 140,884
                                                                                                     =========
 Capital contributions
  from FINOVA Group Inc.                    77,537                                       77,537
Dividends                                                (28,584)                       (28,584)
                                  ---     --------     ---------      -------       -----------
BALANCE, DECEMBER 31, 1997         25      870,485       391,368          (10)        1,261,868
                                  ---     --------     ---------      -------       -----------
Comprehensive income:
 Net income                                              164,123                        164,123      $ 164,123
                                                                                                     ---------
 Unrealized holding gains                                                                                  904
 Foreign currency translation                                                                             (208)
                                                                                                     ---------
 Other comprehensive income                                               696               696            696
                                                                                                     ---------
Comprehensive income                                                                                 $ 164,819
                                                                                                     =========
Dividends                                                (95,044)                       (95,044)
                                  ---     --------     ---------      -------       -----------
BALANCE, DECEMBER 31, 1998        $25     $870,485     $ 460,447      $   686       $ 1,331,643
                                  ===     ========     =========      =======       ===========

                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             As Restated, See Note R
                             (Dollars in Thousands)

Years Ended December 31,                                       1998           1997           1996
------------------------                                    -----------    -----------    -----------
OPERATING ACTIVITIES:
 Net income                                                 $   164,123    $   141,902    $   118,475
 Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for credit losses                                   82,200         69,200         41,751
   Depreciation and amortization                                 93,150         90,010         76,085
   Gains on disposal of assets                                  (27,912)       (30,333)       (12,562)
   Deferred income taxes                                         76,248         12,361         30,815
   Gains on dispositions of discontinued operations, net             --             --         (3,521)
   Net deferred acquisition costs                                (8,126)        (5,718)        (5,572)
Change in assets and liabilities, net of effects from
  acquisitions:
    Increase in other assets                                   (118,452)       (65,777)       (56,228)
    Increase (decrease) in accounts payable and accrued
      expenses                                                   14,803         20,922        (14,057)
    Increase (decrease) in interest payable                      11,399         (1,477)         6,184
 Other                                                            2,873            954          5,913
                                                            -----------    -----------    -----------
     Net cash provided by operating activities                  290,306        232,044        187,283
                                                            -----------    -----------    -----------
INVESTING ACTIVITIES:
 Proceeds from sales of assets                                  128,542        178,485        102,558
 Proceeds from sales of securitized assets                       99,967         36,565        100,000
 Proceeds from sales of commercial mortgage backed
   securities ("CMBS")                                          869,296
 Principal collections on financing transactions              2,158,103      2,081,319      1,777,094
 Expenditures for financing transactions                     (3,282,348)    (2,507,822)    (2,221,363)
 Expenditures for CMBS transactions                          (1,005,373)
 Net change in short-term financing transactions               (631,478)      (844,584)      (624,952)
 Acquisitions, net of cash acquired                             (61,164)      (120,883)        (7,455)
 Sales of discontinued operations                                                             616,434
 Other                                                            2,307          2,399          3,296
                                                            -----------    -----------    -----------
     Net cash used for investing activities                  (1,722,148)    (1,174,521)      (254,388)
                                                            -----------    -----------    -----------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper and
    short-term loans                                            739,515        649,653         62,156
 Long-term borrowings                                         1,580,000      1,080,625        564,988
 Repayment of long-term borrowings                             (689,176)      (817,892)      (681,401)
 Net contributions from (advances to) parent                    (14,211)        20,088        119,691
 Dividends                                                      (95,044)       (28,584)       (25,230)
 Net change in due to clients                                   (72,916)        40,495        (32,143)
                                                            -----------    -----------    -----------
     Net cash provided by financing activities                1,448,168        944,385          8,061
                                                            -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents                 16,326          1,908        (59,044)
Cash and cash equivalents, beginning of year                     33,193         31,285         90,329
                                                            -----------    -----------    -----------
Cash and cash equivalents, end of year                      $    49,519    $    33,193    $    31,285
                                                            ===========    ===========    ===========

                 See notes to consolidated financial statements

                           FINOVA CAPITAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, AS RESTATED
                  YEARS ENDED DECEMBER 31, 1998, 1997 and 1996
             (Dollars in Thousands in Tables, except per share data)

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

     These consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant intercompany balances have been eliminated in consolidation. Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives:

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

     Origination fees net of direct origination costs are deferred and amortized over the life of the originated asset as an adjustment to yield.

     Fees received in connection with loan commitments are deferred in accounts payable and accrued expenses until the loan is advanced and are then recognized over the term of the loan as an adjustment to the yield. Fees on commitments that expire unused are recognized at expiration.

     Fees are also generated on the volume of purchased accounts receivable and mortgage loan originations. A majority of FRC's mortgage loan originations are funded by other lenders and therefore are not recorded on FINOVA's balance sheet. Fees on the volume of purchased accounts receivable represent discounts or commissions to FINOVA in return for handling the accounts receivable collection process. These fees are recognized as income in the period the receivables are purchased due to the short-term nature of the accounts receivable, which are generally collected from one to three months after purchase. FINOVA's commercial mortgage operation originates and sells loans and typically would only retain assets on the balance sheet for a short period of time. Fees on mortgage loan originations represent broker commissions on the loan originations and are recognized as income in the period of origination.

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

     GOODWILL -- FINOVA amortizes the excess of cost over the fair value of net assets acquired ("goodwill") on a straight-line basis primarily over 20 to 25 years. Goodwill at December 31, 1998 and 1997 was $286.0 million and $274.5 million (net of amortization), respectively. Amortization totaled $14.5 million ($10.6 million after-tax), $9.7 million ($6.1 million after-tax) and $9.2 million ($5.5 million after-tax) for the years ended December 31, 1998, 1997 and 1996, respectively. FINOVA periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based on projected, undiscounted cash flows generated by the underlying assets. At December 31, 1998, approximately $197.6 million of goodwill (net of amortization) was deductible for federal income tax purposes over 15 years under Section 197 of the Internal Revenue Code.

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

                           FINOVA CAPITAL CORPORATION

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

     INCOME TAXES - FINOVA and its U.S. subsidiaries are included in FINOVA Group's Consolidated U.S. income tax return. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

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

NOTE B                 ACQUISITIONS

     During 1998 and 1997, FINOVA, in transactions accounted for as purchases, acquired various businesses and portfolios having initial funds employed totaling $44 million and $122 million, respectively.

     In October 1998, FINOVA acquired United Credit Corporation, a New York based provider of commercial financing to small and mid-size businesses, and its Patriot Funding Division. The addition formed a new division named FINOVA Growth Finance which provides collateral-based working capital financing, primarily secured by accounts receivable. The new division provides financing ranging from $100,000 to $1 million to small and mid-size businesses with annual sales under $10 million. This new division is serving a market segment of smaller, growth-oriented customers earlier in their maturation cycle. Certain estimates used in the allocation of the purchase price are preliminary, pending receipt of acquiree's final audited financial statements.

     In October 1998, FINOVA acquired Electronic Payment Systems, Inc., a commercial receivables servicing business headquartered in Salt Lake City, Utah, to support the activities of FINOVA Realty Capital ("FRC").

                           FINOVA CAPITAL CORPORATION

     In October 1997, FINOVA Group purchased Belgravia Capital Corporation, a commercial mortgage banking organization, for $77.5 million of the FINOVA Group's common stock (1.7 million shares), $10.0 million in cash and an agreement to pay additional amounts up to approximately $30 million per year for the next three years, contingent upon future results of the operations. To date, no additional amounts have been paid under the contingency agreement. The acquisition was composed of $91.5 million in assets, including $88.0 million in goodwill and $4.0 million in liabilities and acquisition costs. The results of these operations have been included in FINOVA's results since the date of acquisition. Goodwill related to this transaction is being amortized over 25 years.

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

                                                       Percent of Total
                                                       Carrying Amount
                                                     -------------------
                                                     1998           1997
                                                     ----           ----
Transportation Finance                                22.0%          19.4%
Resort Finance                                        12.5           14.4
Corporate Finance                                      7.9            9.7
Rediscount Finance                                     7.7            7.2
Commercial Equipment Finance                           7.5            7.5
Communications Finance                                 7.2            7.9
Specialty Real Estate Finance                          7.0            8.2
Healthcare Finance                                     6.1            6.3
Franchise Finance                                      6.0            5.2
Distribution & Channel Finance                         5.7            6.5
Business Credit                                        3.0            2.4
Realty Capital                                         2.4
Public Finance                                         1.8            1.6
Commercial Services                                    1.7            2.7
Other                                                  0.9            1.0
Growth Finance                                         0.5
Investment Alliance                                    0.1
                                                     -----          -----
                                                     100.0%         100.0%
                                                     =====          =====

                           FINOVA CAPITAL CORPORATION

     Aggregate installments on investments in financing transactions at December 31, 1998 (excluding nonaccruing repossessed assets of $54.4 million and estimated residual values of $920.2 million) are contractually due or anticipated during each of the years ending December 31, 1999 to 2003 and thereafter as follows:

                                                                                              There-
                                1999         2000         2001        2002        2003        after
                                ----         ----         ----        ----        ----        -----
Loans and other financing
 contracts:
  Commercial:
   Fixed interest rate       $  423,111   $  453,207   $  454,860   $286,238   $  233,499   $  767,796
   Floating interest rate     1,063,606      934,396      220,715    347,006      291,059      204,595
  Real estate:
   Fixed interest rate           99,368      100,513       72,716     37,213       41,192      168,911
   Floating interest rate       303,790      283,831      228,791     76,935      103,239      123,132
Leases, primarily at fixed
 interest rates:
   Operating leases             102,182       86,339       61,330     39,908       28,636       33,891
   Leveraged leases              45,860       41,943       10,491      3,153       18,790      361,492
   Direct financing leases       93,212       73,397       59,183     46,434       33,475       92,602
Fee-based receivables           626,499
Financing contracts held
  for sale                      220,100
                             ----------   ----------   ----------   --------   ----------   ----------
                             $2,977,728   $1,973,626   $1,108,086   $836,887   $  749,890   $1,752,419
                             ==========   ==========   ==========   ========   ==========   ==========

     The investment in operating leases at December 31 consisted of the following:

                                                                                   1998         1997
                                                                               ----------    ---------
Cost of assets                                                                 $  757,921    $ 855,670
Accumulated depreciation                                                         (109,736)    (142,743)
                                                                               ----------    ---------
Investment in operating leases                                                 $  648,185    $ 712,927
                                                                               ==========    =========

     The net investment in leveraged leases at December 31 consisted of the following:

                                                                                  1998        1997
                                                                              -----------  -----------
Rental receivables                                                            $ 2,885,352  $ 2,262,656
Less principal and interest payable on nonrecourse debt                        (2,403,623)  (1,790,987)
                                                                              -----------  -----------
Net rental receivables                                                            481,729      471,669
Estimated residual values                                                         794,112      572,880
Less unearned income                                                             (501,899)    (433,287)
                                                                              -----------  -----------
Investment in leveraged leases                                                    773,942      611,262
Less deferred taxes from leveraged leases                                        (314,243)    (246,375)
                                                                              -----------  -----------
Net investment in leveraged leases                                            $   459,699  $   364,887
                                                                              ===========  ===========

                           FINOVA CAPITAL CORPORATION

         The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:


                                                1998         1997         1996
                                                ----         ----         ----
Lease and other income, net                    $60,484      $35,834      $27,706
Income tax expense                              24,063       17,156       10,306

     The investment in direct financing leases at December 31 consisted of the following:


                                                         1998            1997
                                                         ----            ----
Rental receivables                                    $ 398,303       $ 367,780
Estimated residual values                               126,095         120,020
Unearned income                                        (127,639)       (127,211)
                                                      ---------       ---------
Investment in direct financing leases                 $ 396,759       $ 360,589
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

     SECURITIZATIONS - In 1998 and 1997, under a separate securitization agreement, FINOVA sold loan receivables totaling $103.2 million and $36.8 million, respectively with limited recourse. Outstanding securitized assets under this agreement were $136.1 million at December 31, 1998. FINOVA will service these loan contracts for the transferee and has deferred a portion of the proceeds to be recognized as service fee income over the term of the agreements.

     In the latter part of 1998, the Company used for the first time a private CMBS structure ("mini-CMBS") to sell loans originated by FINOVA Realty Capital ("FRC"). Under this structure, the Company sold loans originated by FRC to a trust with limited recourse. The trust held those loans with plans to resell them to the permanent CMBS market. The trust paid cash to the Company upon acquisition of the assets, issued a senior security interest to an investment banking firm and a subordinated residual interest to the Company. The Company retained the servicing rights and obligations related to the asset transferred to the Trust.

     In determining the fair value of assets sold and interests retained, the Company employed a variety of financial assumptions. To establish discount rates, the Company referred to the subsequent April 1999 sale of approximately 70% of the mini-CMBS loans into a permanent CMBS structure. The permanent transaction was compared to the mini-CMBS transaction and similar portions of the interest retained were discounted using rates present in the permanent structure, after adjusting for general movements in interest rates between the date of the mini-CMBS transaction and the permanent transaction. Specifically,

                           FINOVA CAPITAL CORPORATION

servicing rights were discounted at approximately 6% and the remaining residual cash flows were discounted at rates between 9% and 18%. The Company assumed minimal defaults and prepayments due to the nature and structure of the commercial mortgages. The recourse obligation was recorded at fair value based on prices obtained from the subsequent April 1999 sale.

     The Company was required to recognize gains on the transfer of the loans to the mini-CMBS trust in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability," and initially reported gains in the gross amount of $46.1 million. Subsequent to the issuance of the Company's 1998 financial statements, the Company determined that the original estimate of the fair value of the Company's retained interest was overstated and accordingly revalued its retained interest in the mini-CMBS transaction. This revaluation resulted in a reduction of the value of the retained portion of the loans from the $91.7 million previously reported, to $65.0 million, as now restated. This reduction in the value reduced FINOVA's previously reported 1998 gross gains on mini-CMBS sales of $46.1 million of $19.5 million, as restated. After recognition for hedge losses, commissions, expenses and other obligations, the Company reported a net loss of $10.0 million. No gains were reported on the subordinated interest retained by the Company.

     Activity for the retained subordinated interest is as follows:

                                                                         1998
                                                                       --------
Beginning retained interest                                            $
Retained interest added                                                  65,033
Principal payments applied                                                  (55)
Advances made                                                               386
                                                                       --------
Ending retained interest                                               $ 65,364
                                                                       ========

     Cash received on the retained interest totaled $0.9 million, which was applied against principal and interest. Advances are made to the trust for delinquencies in the underlying loans, which are recovered when the delinquent payments are collected.

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

                           FINOVA CAPITAL CORPORATION

NOTE D                 RESERVE FOR CREDIT LOSSES

         The following is an analysis of the reserve for credit losses for the years ended December 31:

                                           1998           1997           1996
                                        ---------      ---------      ---------
Balance, beginning of year              $ 177,088      $ 148,693      $ 129,077
Provision for credit losses                82,200         69,200         41,751
Write-offs                                (59,037)       (45,487)       (32,017)
Recoveries                                  2,279          2,287          3,296
Acquisitions and other                      5,088          2,395          6,586
                                        ---------      ---------      ---------
Balance, end of year                    $ 207,618      $ 177,088      $ 148,693
                                        =========      =========      =========

     Net write-offs by line of business for the years ended December 31 are as follows:

                                                  1998        1997        1996
                                              --------     -------    --------
Commercial Services                           $ 35,663     $23,255    $  3,610
Corporate Finance                                6,680       6,478       9,460
Commercial Equipment Finance                     3,645       3,208       2,378
Franchise Finance                                2,780         433       2,845
Distribution & Channel Finance                   2,609       1,777         (33)
Specialty Real Estate Finance                    1,785       2,106       1,616
Rediscount Finance                               1,500
Healthcare Finance                                 960       1,704       1,010
Business Credit                                    819
Communications Finance                             494         750       2,994
Resort Finance                                               2,700       4,249
Other                                             (177)        789         592
                                              --------     -------    --------
Total net write-offs by line of
  business                                    $ 56,758     $43,200    $ 28,721
                                              ========     =======    ========

Net write-offs as a percentage of average
  managed assets (excluding average
  participations)                                 0.60%       0.53%       0.41%
                                              ========     =======    ========

     An analysis of nonaccruing assets included in the investment in financing transactions at December 31 is as follows:


                                                             1998          1997

Contracts                                                $150,787      $150,263
Repossessed assets                                         54,446        37,093
                                                         --------      --------
Total nonaccruing assets                                 $205,233      $187,356
                                                         ========      ========
Nonaccruing assets as a percentage of
  managed assets (excluding participations)                   2.0%          2.1%
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

                           FINOVA CAPITAL CORPORATION

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


NOTE E                 DEBT

     The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused revolving bank credit agreements totaling $4.4 billion. FINOVA currently maintains a five-year revolving credit facility and a 364-day facility with numerous lenders, in the aggregate principal amount of $2.0 billion. Separately, FINOVA also has two five-year facilities with numerous lenders for $700 million each, one 364-day facility with numerous lenders for $600 million and three 364-day facilities with three separate lenders for an aggregate principal amount of $400 million. The Company intends to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans if it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The Company rarely borrows under these facilities. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee, approximately 10 basis points on the unused credit. The 364-day $1.0 billion and $600 million revolving credit agreements are subject to renewal in 1999, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002. The 364-day facilities totaling $400 million are subject to renewal in 1999; however, the Company does not anticipate extending these facilities.

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

     The following information pertains to all short-term financing, primarily commercial paper, issued by FINOVA for the years ended December 31:

                                                    1998          1997            1996
                                                    ----          ----            ----
Maximum amount of short-term debt outstanding
 during year                                     $ 4,006,576   $ 3,284,118    $ 3,087,876
Average short-term debt outstanding during year    3,529,528     2,886,668      2,551,316
Weighted average short-term interest rates
 at end of year:
  Short-term borrowings                                  5.6%          5.6%           5.4%
  Commercial paper*                                      5.7%          5.7%           5.6%
Weighted average interest rate on
  short-term debt outstanding during year*               5.7%          5.7%           5.6%


                           FINOVA CAPITAL CORPORATION

* Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements. The Company uses various mechanisms to manage interest rate risks. See Note F for further discussions.

     Senior debt at December 31 was as follows:

                                                                 1998         1997
                                                              ----------   ----------
Commercial paper and short-term bank loans supported
  by unused long-term bank revolving credit agreements,
  less unamortized discount                                   $3,871,350   $3,132,109
Medium-term notes due to 2010, 5.9% to 10.3%                   1,717,544    1,343,148
Term loans payable to banks due to 1999, 5.3% to 5.8%            190,000      190,000
Senior notes due to 2007, 5.9% to 16.0%, less unamortized
  discount                                                     2,604,762    2,083,761
Nonrecourse installment notes due to 2002, 10.6% (assets of
  $22,838 and $58,064, respectively, pledged as collateral)       10,922       15,563
                                                              ----------   ----------
Total senior debt                                             $8,394,578   $6,764,581
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

     The agreements pertaining to senior debt and revolving credit agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA and FINOVA Group have complied. Under one covenant, dividend payments by FINOVA are limited to 50% of accumulated earnings after December 31, 1991. As of December 31, 1998, FINOVA had $114.9 million of excess accumulated earnings available for distribution.

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

                           FINOVA CAPITAL CORPORATION

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

                           FINOVA CAPITAL CORPORATION

     The following table provides annual maturities and weighted-average interest rates for each significant derivative product type in place at December 31, 1998. The rates presented are as of December 31, 1998. To the extent that rates change, variable interest information will change:


                                Outstanding at
                                 December 31,        Maturities of Derivative Products
                                ------------- -----------------------------------------------------
(Dollars in Millions)                1998      1999      2000     2001     2002    2003  Thereafter
---------------------                ----      ----      ----     ----     ----    ----  ----------
RECEIVE FIXED-RATE SWAPS:
 Notional value                    $ 1,077    $  377    $  150   $  150   $  200      --   $  200
 Weighted average receive rate        6.75%     6.45%     7.24%    6.66%    6.51%     --     7.26%
 Weighted average pay rate            5.35%     5.32%     5.39%    5.29%    5.30%     --     5.47%
PAY FIXED-RATE SWAPS:
 Notional value                    $   700    $  150    $  100   $  100       --   $ 150   $  200
 Weighted average receive rate        5.37%     5.30%     5.42%    5.34%      --    5.42%    5.37%
 Weighted average pay rate            6.49%     7.06%     7.38%    6.70%      --    5.98%    5.90%
TREASURY RATE LOCKS:
 Notional value                    $   153    $  153
 Weighted average rate                4.71%     4.71%
OPTIONS AND SWAPTIONS:
 Notional value                    $    64    $   64
 Weighted average strike rate         5.72%     5.72%
                                   -------    ------    ------   ------   ------   -----   ------
TOTAL NOTIONAL VALUE               $ 1,994    $  744    $  250   $  250   $  200   $ 150   $  400
                                   =======    ======    ======   ======   ======   =====   ======

Total weighted average rates
  on swaps:
  Receive rate                        6.21%     6.12%     6.51%    6.13%    6.51%   5.42%    6.32%
                                   =======    ======    ======   ======   ======   =====   ======
  Pay rate                            5.80%     5.82%     6.19%    5.85%    5.30%   5.98%    5.69%
                                   =======    ======    ======   ======   ======   =====   ======

     For the benefit of its customers, FINOVA enters into interest rate cap agreements. The total notional amount of these agreements at December 31, 1998 was $25.0 million, none of which was in a pay or receive position. These agreements will mature as follows: $15.9 million in 1999, $1.5 million in 2000 and $7.6 million in 2001.

                           FINOVA CAPITAL CORPORATION

     Derivative product activity for the three years ended December 31, 1998 is as follows:

                                                            Pay                  Interest
                              Receive         Pay        Fixed-Rate                Rate
                             Fixed-Rate    Fixed-Rate    Amortizing    Basis      Hedge
(Dollars in Millions)          Swaps         Swaps         Swaps       Swaps    Agreements    TOTAL
-----------------------------------------------------------------------------------------------------
Balance, January 1, 1996     $ 1,300        $  800         $  95       $  878    $  750     $  3,823
Expired                         (100)         (325)          (95)                  (750)      (1,270)
Additions                        150           350                                               500
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1996     1,350           825                        878                  3,053
Expired                         (275)         (275)                      (250)                  (800)
Additions                        327                                                             327
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1997     1,402           550                        628                  2,580
Expired                         (325)         (200)                      (628)                (1,153)
Additions                                      350                                  217          567
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1998   $ 1,077        $  700         $  --       $   --    $  217     $  1,994
=====================================================================================================

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

NOTE H            STOCK OPTIONS

     FINOVA Group sponsors the 1992 Stock Incentive Plan in which FINOVA participates. Consequently, any compensation related to that plan is reflected in FINOVA's operating results. The plan provides for the grant of options, restricted stock and stock appreciation rights relating to FINOVA Group common stock. Those awards are granted to directors, officers and employees. The balance of FINOVA Group's unamortized restricted stock was $9.5 million at December 31, 1998.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans because FINOVA grants options at market price on the date of grant. The compensation cost that has been charged against income for its performance-based plan was $5.5 million, $7.9 million and $2.9 million for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair market value method, FINOVA's net income would have been $157.1 million, $138.4 million and $116.5 million for 1998, 1997 and 1996, respectively.

     The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 1.75%, 1.92% and 1.5% expected volatility of 26%, 43% and 23% risk-free interest rates on options with expected lives of five years of 5.7%, 6.2% and 6.2% and risk-free interest rates on options with expected lives of seven years of 5.8%, 6.3% and 6.4%. The weighted average grant date fair value of options issued for 1998, 1997 and 1996 were $17.45, $17.51 and $12.68, respectively.

                           FINOVA CAPITAL CORPORATION

NOTE I            INCOME TAXES

     The consolidated provision for income taxes consists of the following for the years ended December 31:

                                            1998           1997           1996
                                          --------       --------        -------
Current:
 United States:
   Federal                                $ 15,356       $ 52,329        $30,574
   State                                     8,700         13,973          7,654
 Foreign                                     1,870          3,626          1,745
                                          --------       --------        -------
                                            25,926         69,928         39,973
                                          --------       --------        -------
Deferred:
 United States:
   Federal                                  61,443         15,393         25,088
   State                                     6,855         (3,032)         5,259
 Foreign                                     7,950
                                          --------       --------        -------
                                            76,248         12,361         30,347
                                          --------       --------        -------
Provision for income taxes                $102,174       $ 82,289        $70,320
                                          ========       ========        =======

     Income taxes paid in 1998, 1997 and 1996 were approximately $26.0 million, $30.3 million and $31.3 million, respectively.

     The significant components of deferred tax liabilities and deferred tax assets at December 31, 1998 and 1997 consisted of the following:


                                                          1998           1997
                                                        --------      ---------
Deferred tax liabilities:
 Deferred income from leveraged leases                  $396,572      $ 305,429
 Deferred income from lease financing                    108,883         89,196
 Goodwill                                                 23,726         21,266
 Deferred acquisition costs                               15,045         11,779
 Other                                                    12,654           (537)
                                                        --------      ---------
Gross deferred tax liability                             556,880        427,133
                                                        --------      ---------
Deferred tax assets:
 Reserve for credit losses                                92,784         78,082
 Foreign                                                  10,792         16,802
 Alternative minimum tax                                  46,314         26,153
 Accrued expenses                                          9,051         14,478
 Net operating loss carryforward/carryback                20,625          4,875
 Other                                                    22,286          7,963
                                                        --------      ---------
Gross deferred tax asset                                 201,852        148,353
                                                        --------      ---------
Net deferred tax liability                              $355,028      $ 278,780
                                                        ========      =========

                           FINOVA CAPITAL CORPORATION

     The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                 1998         1997         1996
                                                 ----         ----         ----
Federal statutory income tax rate                35.0%        35.0%        35.0%
State income taxes                                3.8          2.6          4.5
Foreign tax effects                               0.1         (0.1)        (0.8)
Municipal and ESOP income                        (1.6)        (2.0)        (2.2)
Other                                             1.1          1.2          0.8
                                                 ----         ----         ----
Provision for income taxes                       38.4%        36.7%        37.3%
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

                           FINOVA CAPITAL CORPORATION

     The carrying amounts and estimated fair values of FINOVA's financial instruments are as follows for the years ended December 31:

                                                     1998                           1997
                                           ------------------------       -------------------------
                                           Carrying       Estimated       Carrying       Estimated
                                            Amount       Fair Value        Amount        Fair Value
                                            ------       ----------        ------        ----------
Balance Sheet -
 Financial Instruments:
 Assets:
  Loans and other financing contracts      $7,115,291    $ 7,151,296     $5,774,147      $5,872,082
 Liabilities:
  Senior debt                               8,394,578      8,472,603      6,764,581       6,832,327

Off-Balance Sheet -
  Financial Instruments:
    Interest rate swaps                            --         17,558             --          15,893
    Interest rate hedge agreements                 --           (459)            --              --
---------------------------------------------------------------------------------------------------

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

                           FINOVA CAPITAL CORPORATION

NOTE M            OPERATING EXPENSES

     The following represents a summary of the major components of operating expenses for the three years ended December 31:


                                            1998          1997           1996
                                            ----          ----           ----
Salaries and employee benefits           $ 140,939      $ 109,514      $ 95,314
Depreciation and amortization               23,069         17,021        13,799
Travel and entertainment                    16,045         11,917         8,953
Occupancy expenses                          11,562          8,368         7,104
Problem account costs                       10,332         11,577         8,294
Professional services                        9,982          7,654         5,738
Deferred acquisition cost                  (22,409)       (16,847)      (15,899)



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

Accumulated other comprehensive income activity for the three years ended December 31, 1998 is as follows:


                                                                    Accumulated
                                    Foreign       Unrealized           Other
                                   Currency    Holding Gains on    Comprehensive
                                  Translation     Securities          Income
                                  -----------     ----------          ------
Balance, January 1, 1996            $(5,686)         $ --           $(5,686)
Change during 1996                    6,694            --             6,694
--------------------------------------------------------------------------------
Balance, December 31, 1996            1,008            --             1,008
Change during 1997                   (1,018)           --            (1,018)
--------------------------------------------------------------------------------
Balance, December 31, 1997              (10)           --               (10)
Change during 1998                     (208)          904               696
--------------------------------------------------------------------------------
Balance, December 31, 1998          $  (218)         $904           $   686
================================================================================

     For 1998, the changes in foreign currency translation and unrealized holding gains on securities are net of an income tax benefit of $140,000 and an income tax expense of $608,000 respectively.

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

                           FINOVA CAPITAL CORPORATION

TYPES OF PRODUCTS AND SERVICES

     FINOVA  has three  market  groups  that are also its  reportable  segments:
Commercial Finance, Specialty Finance and Capital Markets. Commercial Finance includes traditional asset-based businesses that lend against collateral such as cash flows, inventory, receivables and leased assets. This segment includes the following lines of businesses: Business Credit, Commercial Services, Corporate Finance, Distribution & Channel Finance, Growth Finance and Rediscount Finance. Specialty Finance includes businesses which lend to a variety of highly focused, industry-specific niches. This segment includes the following lines of businesses: Commercial Equipment Finance, Communications Financing, Franchise Finance, Healthcare Finance, Portfolio Services, Public Finance, Resort Finance, Specialty Real Estate Finance and Transportation Finance. Capital Markets, in conjunction with institutional investors, provides commercial mortgage banking services and debt and equity capital funding. This segment includes: Realty Capital, Investment Alliance and Loan Administration.

RECONCILIATION  OF  SEGMENT  INFORMATION  TO  CONSOLIDATED   AMOUNTS

     Management evaluates the business performance of each group based on total net revenue, income before allocations and managed assets. Total net revenue is operating margin plus gains on disposal of assets. Income before allocations is income before income taxes and preferred dividends, excluding allocation of corporate overhead expenses and the unallocated portion of provision for credit losses. Managed assets includes each segment's investment in financing transactions plus securitizations and participations sold.

Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:


                                                       1998            1997

TOTAL NET REVENUE:
  Commercial Finance                               $    187,461     $   154,981
  Specialty Finance                                     344,541         313,841
  Capital Markets                                        24,170           2,099
  Corporate and other                                     8,978          (9,086)
                                                   ------------     -----------
Consolidated total                                 $    565,150     $   461,835
                                                   ============     ===========

INCOME (LOSS) BEFORE ALLOCATIONS:
  Commercial Finance                               $     67,013     $    72,454
  Specialty Finance                                     273,674         248,793
  Capital Markets                                        (2,775)          2,099
  Corporate and other, overhead and unallocated
     provision for credit losses                        (71,615)        (99,155)
                                                   ------------     -----------
Income from continuing operations before
  income taxes                                     $    266,297     $   224,191
                                                   ============     ===========

MANAGED ASSETS:
  Commercial Finance                               $  3,005,130     $ 2,755,826
  Specialty Finance                                   7,211,164       6,037,725
  Capital Markets                                       255,575
  Corporate and other                                    85,948          84,878
                                                   ------------     -----------
Consolidated total                                 $ 10,557,817     $ 8,878,429
Less securitizations and participations sold           (537,596)       (457,967)
                                                   ------------     -----------
Investment in financing transactions               $ 10,020,221     $ 8,420,462
                                                   ============     ===========

     Segment information was not presented for 1996 due to restructuring within the Company which made such presentation impracticable.

                           FINOVA CAPITAL CORPORATION

GEOGRAPHIC INFORMATION

     FINOVA attributes income earned from financing transactions and managed assets to geographic areas based on the location of the customer. Income earned from financing transactions and managed assets at December 31, 1998 by geographic area are as follows:


                                         Income Earned from
                                              Financing
                                            Transactions       Managed Assets
                                            ------------       --------------
     United States                          $   942,275         $10,030,078
     Canada                                       2,646              94,035
     United Kingdom                              62,852             433,704
                                            -----------         -----------
                                            $ 1,007,773         $10,557,817
                                            ===========         ===========

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

NOTE Q       SUBSEQUENT EVENT - ACQUISITION OF SIRROM CAPITAL CORPORATION

     In March 1999, FINOVA Group acquired Sirrom Capital Corporation ("Sirrom"), a specialty finance company headquartered in Nashville, Tennessee. Under the terms of the agreement, Sirrom shareholders received 0.1634 shares of FINOVA Group common stock for each share of Sirrom common stock they owned. The aggregate purchase price of the Sirrom common stock was approximately $343 million (excluding options).

NOTE R                 RESTATEMENT

     Subsequent to the issuance of the Company's 1998 financial statements, the Company's management determined that it should revalue its retained interest in the mini-commercial mortgage-backed securities ("mini-CMBS") transaction (see Note C). These revaluations resulted in a reduction of the value of the retained portion of the loans from $91.7 million to $65.0 million and reduced FINOVA's previously reported gross gains on the transactions from $46.1 million to $19.5 million. As a result, the Company has restated its 1998 financial statements from amounts previously reported to reflect the reduction of the retained interest and resulting gain.

     In determining the fair value of assets sold and interest retained, the Company employed a variety of financial assumptions. To establish discount rates, the Company referred to the subsequent April 1999 sale of approximately 70% of the mini-CMBS loans into a permanent CMBS structure. The permanent transaction was compared to the mini-CMBS transaction and similar portions of the interest retained were discounted using rates present in the permanent structure, after adjusting for general movements in interest rates between the date of the mini-CMBS transaction and the permanent transaction. Specifically, servicing rights were discounted at approximately 6% and the remaining residual cash flows were discounted at rates between 9% and 18%. The Company assumed minimal defaults and prepayments due to the nature and structure of the commercial mortgages. The recourse obligation was recorded at fair value based on prices obtained from the subsequent April 1999 sale.

                           FINOVA CAPITAL CORPORATION

     A summary of the revaluation of the retained interest in the mini-CMBS structure is as follows:


                                                      Mini-CMBS Structure - 1998
                                                      --------------------------
                                                      As Previously        As
                                                         Reported       Restated
                                                         --------       --------
Loans sold                                             $ 724,257      $ 724,257

Principal A (Senior security interest)                   678,686        678,686
Principal B (Subordinated retained interest)              91,708         65,033
                                                       ---------      ---------
Basis                                                    770,394        743,719

Gross gains                                               46,137         19,462

Commissions & expenses                                    (3,862)        (3,156)
Recourse obligations                                        (278)        (5,827)
Hedge loss                                               (20,443)       (20,443)
Valuation adjustments                                     (5,500)
                                                       ---------      ---------
Net gain/(loss)                                        $  16,054      $  (9,964)
                                                       =========      =========

     Activity for the retained subordinated interest is as follows:


                                                                         1998
                                                                       --------
Beginning retained interest                                            $
Retained interest added                                                  65,033
Principal payments applied                                                  (55)
Advances made                                                               386
                                                                       --------
Ending retained interest                                               $ 65,364
                                                                       ========

     Cash received on the retained interest totaled $0.9 million, which was applied against principal and interest. Advances are made to the trust for delinquencies in the underlying loans, which are recovered when the delinquent payments are collected.

     Additionally,   the  Company's  management  has  determined  that  expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), should have been deferred and amortized over the estimated loan life. Previously, the Company was deferring loan origination fees received and amortizing them over the lives of the loans in accordance with SFAS No. 91, but elected to expense loan origination costs as incurred. The Company has restated its financial statements to now defer and amortize loan costs over the estimated loan life, in accordance with SFAS No. 91 as well as to make several other adjustments.

                           FINOVA CAPITAL CORPORATION

     A summary of the significant effects of the restatements for 1998 is as follows:

                                                                      1998
                                                                   Adjustments
                                                                   -----------
                                        As Previously              Origination                  As
                                          Reported     CMBS Gain      Costs       Other      Restated
                                          --------     ---------      -----       -----      --------
AT DECEMBER 31,
Investment in financing transactions    $10,011,536    $(21,847)    $ 37,426    $  (6,894)  $10,020,221
Goodwill and other assets                   650,144      (1,140)                  (16,623)      632,381
Total liabilities                         9,161,824      (4,910)      15,045       (9,099)    9,162,860
Shareowner's equity                       1,341,757     (18,077)      22,381      (14,418)    1,331,643

FOR THE YEAR ENDED DECEMBER 31,
Interest margins earned                     472,536                  (15,605)       2,584       459,515
Gains on disposal of assets                  55,024     (26,018)                   (1,094)       27,912
Operating expenses                          241,074                  (23,731)        (690)      216,653
Net income                                  173,519     (15,559)       4,859        1,304       164,123

     The restatement to reduce the mini-CMBS gain did not affect years prior to 1998.

     A summary of the significant effects of the restatement to defer loan origination costs as well as to make several other adjustments in 1997 and 1996 are as follows:


                                                    1997                        1996
                                        -------------------------    --------------------------
                                        As Previously       As       As Previously        As
                                           Reported      Restated      Reported        Restated
                                           --------      --------      --------        --------
AT DECEMBER 31,
Investment in financing transactions     $8,399,456     $8,420,462     $7,298,759     $7,318,919
Goodwill and other assets                   502,362        486,142        370,575        362,137
Total liabilities                         7,497,855      7,500,841      6,482,883      6,491,617
Shareowner's equity                       1,260,068      1,261,868      1,069,043      1,072,031

FOR THE YEAR ENDED DECEMBER 31,
Interest margins earned                     408,914        392,124        340,517        329,107
Gain on disposal of assets                   30,261         30,333         12,949         12,562
Operating expenses                          190,525        168,444        154,481        140,218
Net Income                                  143,090        141,902        117,000        118,475
------------------------------------------------------------------------------------------------

     A  prior  period   adjustment  of  $1.5  million  has  been   reflected  in
shareowner's equity at January 1, 1996.

                           FINOVA CAPITAL CORPORATION

                      SUPPLEMENTAL SELECTED FINANCIAL DATA
                     CONDENSED QUARTERLY RESULTS (UNAUDITED)
                                   As restated
                             (Dollars in Thousands)

     The following represents the condensed quarterly results for the three years ended December 31, 1998, 1997 and 1996:

                                                First       Second        Third       Fourth
                                               Quarter      Quarter      Quarter      Quarter
----------------------------------------------------------------------------------------------
 Income earned from financing transactions:
  1998                                       $  232,833   $  246,069   $  253,309   $  275,562
  1997                                          206,226      216,836      219,012      237,689
  1996                                          181,389      183,723      192,297      199,587
----------------------------------------------------------------------------------------------
 Interest expense:
  1998                                          110,280      114,692      121,937      131,268
  1997                                           96,793      101,501      105,208      111,148
  1996                                           88,138       89,631       91,247       96,587
----------------------------------------------------------------------------------------------
 Volume-based fees:
  1998                                           22,156       19,103       16,687       19,777
  1997                                            7,784        8,583        9,546       13,465
  1996                                            6,731        6,380        7,570        7,907
----------------------------------------------------------------------------------------------
 Gains on disposal of assets:
  1998                                            1,525        7,433        6,471       12,483
  1997                                            3,233        9,768       10,305        7,027
  1996                                            6,730        1,315          397        4,120
----------------------------------------------------------------------------------------------
 Non-interest expenses:
  1998                                           79,548       89,702       85,922      113,762
  1997                                           66,769       77,599       80,334       85,931
  1996                                           62,927       53,992       62,135       65,201
----------------------------------------------------------------------------------------------
 Income from continuing operations:
  1998                                           40,687       41,480       42,784       39,172
  1997                                           33,333       35,616       34,283       38,670
  1996                                           27,423       29,182       29,665       31,698
----------------------------------------------------------------------------------------------
Net income:
  1998                                           40,687       41,480       42,784       39,172
  1997                                           33,333       35,616       34,283       38,670
  1996                                           27,788       28,451       28,939       33,297
----------------------------------------------------------------------------------------------

                           FINOVA CAPITAL CORPORATION

     AVERAGE BALANCES/OPERATING MARGIN/AVERAGE ANNUAL RATES (UNAUDITED) (1)
                                   AS RESTATED
                             (Dollars in Thousands)

     The following represents the breakdown of FINOVA's average balance sheet, operating margin and average annual rates for the years ended December 31, 1998 and 1997:

                                                             1998                                  1997
---------------------------------------------------------------------------------------------------------------------------
                                                           Interest &                             Interest &
                                              Average     Volume-Based    Average      Average   Volume-Based    Average
                                              Balance        Fees           Rate       Balance       Fees         Rate
---------------------------------------------------------------------------------------------------------------------------
ASSETS
 Cash and cash equivalents                  $    38,709    $                          $   36,899   $
 Investment in financing transactions         9,018,351     1,015,415(4)   11.88%(2)   7,767,391    846,152(4)    11.50%(2)
 Less reserve for credit losses                (184,162)                                (160,241)
---------------------------------------------------------------------------------------------------------------------------
 Net investment in financing transactions     8,834,189                                7,607,150
 Goodwill and other assets                      571,294                                  413,676
 Investment in discontinued operations                                                     2,704
---------------------------------------------------------------------------------------------------------------------------
                                            $ 9,444,192                               $8,060,429
===========================================================================================================================
LIABILITIES AND SHAREOWNER'S EQUITY
Liabilities:
 Other liabilities                          $   369,147    $                          $  390,651   $
 Senior debt                                  7,452,245       478,177       6.42%      6,253,588    414,650        6.63%
 Deferred income taxes                          309,965                                  275,059
---------------------------------------------------------------------------------------------------------------------------
                                              8,131,357                                6,919,298
Shareowner's equity                           1,312,835                                1,141,131
---------------------------------------------------------------------------------------------------------------------------
                                            $ 9,444,192                               $8,060,429
===========================================================================================================================
Interest income/average earning
  assets (2)                                               $1,015,415      11.88%                  $846,152       11.50%
Interest expense/average earning
  assets (2) (3)                                              478,177       5.59%                   414,650        5.63%
---------------------------------------------------------------------------------------------------------------------------
Operating margin (3)                                       $  537,238       6.29%                  $431,502        5.87%
===========================================================================================================================

(1)  Averages are calculated based on monthly balances.
(2) The average rate is calculated based on average earning assets ($8,546,715 and $7,360,012 for 1998 and 1997, respectively) which are net of average deferred taxes on leveraged leases and average nonaccruing assets.
(3) For the year ended December 31, 1998, excluding the impact of derivatives, interest expense would have been $472,893 or 5.53% of average earning assets and operating margin would have been $542,522 or 6.35% of average earning assets. For the year ended December 31, 1997, excluding the impact of derivatives, interest expense would have been $415,697 or 5.65% of average earning assets and operating margin would have been $430,455 or 5.85% of average earning assets.
(4) For the years ended December 31, 1998 and 1997 interest income is shown net of operating lease depreciation. .

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

    (4.A)    Form  of  FINOVA's  Common  Stock   Certificate   (incorporated  by
             reference from the 1994 10-K, Exhibit 4.B).

    (4.B) Relevant portions of FINOVA's Certificate of Incorporation and Bylaws included in Exhibits 3.A, 3.B and 3.C above are incorporated by reference.

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

    (4.F) Form of Indenture, dated as of March 20, 1998, between FINOVA, FINOVA Group and The First National Bank of Chicago as Trustee (incorporated by reference from FINOVA and FINOVA Group's registration statement on Form S-3, Registration No. 333-38171,
             Exhibit 4.8).

    (10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement, dated as of May 31, 1976 among FINOVA Group and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminister Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994,
             Exhibit 10.1).

    (10.A.1) First  Amendment  dated as of  September  30,  1994,  to the  Sixth
             Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

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

    Exhibit No.
    -----------

    (10.A.4) Fourth Amendment dated as of May 15, 1996, to Sixth Amendment noted in 10.A above (incorporated by reference from FINOVA's report on form 10-K for the year ended December 31, 1996 (the "1996 10-K"),
             Exhibit 10.A.4).

    (10.A.5) Fifth Amendment dated as of May 20, 1998 to Sixth Amendment noted in 10.A above (incorporated by reference from FINOVA Group's report on form 10-K for the year ended December 31, 1997 (the "FINOVA Group 1997 10-K"), Exhibit 10.A.5).

    (10.B) Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA , the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994, Exhibit 10.2).

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

    (10.B.2) Second  Amendment  to  Short-Term  Facility  noted  in  10.B  above
             (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

    (10.B.3) Third  Amendment  to  Short-Term   Facility  noted  in  10.B  above
             (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

    (10.B.4) Fourth  Amendment  to  Short-Term  Facility  noted  in  10.B  above
             (incorporated by reference from 1996 10-K, Exhibit B.4).

    (10.B.5) Fifth  Amendment  to  Short-Term   Facility  noted  in  10.B  above
             (incorporated by reference from the FINOVA Group 1997 10-K, Exhibit 10.B.5).+

    (10.C) Exhibits relating to management compensation are omitted due to the reduced disclosure format, but can be found as exhibits to the FINOVA Group 1997 10-K.

    (10.D) Documents relating to the mini-CMBS Program: FINOVA Commercial Mortgage Loan Owner Trust 1998-1. Commercial Mortgage Loan Asset Backed Certificates 1998 -1.*

    (10.D.1) Certificate  Purchase  Agreement  dated as of  September  29,  1998
             (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.1).

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

    Exhibit No.
    -----------

    (10.D.7) Administration   Agreement   dated   as  of   September   1,   1998
             (incorporated by reference from FINOVA Group 1998 10-K, Exhibit 10.T.7).

    (10.D.8) Amendment  No. 3 to the Trust and Servicing  Agreement  dated as of
             April 21, 1999 (incorporated by reference from FINOVA Group 1998 10-K/A, Amendment No. 2, Exhibit 10.T.8).

    (10.D.9) Amendment  No. 4 to the Trust and Servicing  Agreement  dated as of
             April 26, 1999 (incorporated by reference from FINOVA Group 1998 10-K/A, Amendment No. 2, Exhibit 10.T.9).

    (12) Computation of Ratio of Restated Income to Fixed Charges, as restated.**

    (23)     Independent Auditors' Consent.**

    (24)     Powers of Attorney.**

    (27)     Financial Data Schedule, as restated.**

----------
*        Previously filed.
**       Filed with this report.
+        Relating to management compensation.