Form 10-Q
period 1999-03-31
FINOVA CAPITAL CORP
filed 1999-05-17
CIK 43960

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
 [ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                    March 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 1999, 25,000 shares of Common Stock ($1.00 par value) were outstanding.

                           FINOVA CAPITAL CORPORATION


                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I  - Financial Information


   Item 1. Financial Statements

      Consolidated Condensed Balance Sheets
             as of March 31, 1999 and December 31, 1998 (restated)           1

      Consolidated Condensed Statements of Income
             for the three months ended March 31, 1999 and 1998 (restated)   2

      Consolidated Condensed Statements of Cash Flows
             for the three months ended March 31, 1999 and 1998 (restated)   3

      Notes to Interim Consolidated Condensed Financial Statements           4



   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            10



   Item 3. Quantitative and Qualitative Disclosures about Market Risk       15

Part II -Other Information                                                  17


   Item 6. Exhibits and Reports on Form 8-K                                 17

      Signatures                                                            18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           FINOVA CAPITAL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            ----------------------------
                                                                             December 31,
                                                             March 31,         1998
                                                               1999           restated
                                                            ----------------------------
ASSETS:
Cash and cash equivalents                                   $     91,033    $     49,519
Investment in financing transactions:
     Loans and other financing contracts                       8,270,159       7,354,736
     Leveraged leases                                            802,937         773,942
     Operating leases                                            665,912         648,185
     Fee-based receivables                                       618,779         626,499
     Direct financing leases                                     382,746         396,759
     Financing contracts held for sale                           345,483         220,100
                                                            ----------------------------
                                                              11,086,016      10,020,221
     Less reserve for credit losses                             (238,277)       (207,618)
                                                            ----------------------------
Net investment in financing transactions                      10,847,739       9,812,603
Investments                                                      211,004         124,792
Goodwill and other assets                                        566,026         507,588
                                                            ----------------------------
                                                            $ 11,715,802    $ 10,494,503
                                                            ============================
LIABILITIES:
 Accounts payable and accrued expenses                      $    123,977    $    141,782
 Due to clients                                                  203,869         205,655
 Interest payable                                                 55,543          65,817
 Senior debt                                                   9,327,137       8,394,578
 Deferred income taxes                                           342,502         355,029
                                                            ----------------------------
                                                              10,053,028       9,162,860
                                                            ----------------------------
Commitments and contingencies

SHAREOWNER'S EQUITY:
 Common stock, $1.00 par value, 100,000 shares authorized,
     25,000 shares issued                                             25              25
 Additional capital                                            1,173,995         870,485
 Retained income                                                 502,481         460,447
 Accumulated other comprehensive (loss) income                   (13,727)            686
                                                            ----------------------------
                                                               1,662,774       1,331,643
                                                            ----------------------------
                                                            $ 11,715,802    $ 10,494,503
                                                            ============================

See notes to interim consolidated condensed financial statements

                           FINOVA CAPITAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)



                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                                           1998
                                                       1999            restated
                                                    ----------------------------
Interest and income earned from
 financing transactions                             $ 245,222         $ 200,170
Operating lease income                                 27,853            32,663
Interest expense                                     (131,183)         (110,280)
Depreciation                                          (17,226)          (17,170)
                                                    ----------------------------
Interest margins earned                               124,666           105,383
Volume-based fee income                                12,735            22,156
                                                    ----------------------------
Operating margin                                      137,401           127,539
Provision for credit losses                            (9,500)           (9,500)
                                                    ----------------------------
Net interest margins earned                           127,901           118,039
Gains on disposal of assets                            12,370             1,525
                                                    ----------------------------
                                                      140,271           119,564
Operating expenses                                    (57,499)          (52,878)
                                                    ----------------------------
Income before income taxes                             82,772            66,686
Income taxes                                          (31,769)          (25,999)
                                                    ----------------------------
NET INCOME                                          $  51,003         $  40,687
                                                    ============================


See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   ----------------------------
                                                                    Three Months Ended March 31,
                                                                   ----------------------------
                                                                                         1998
                                                                       1999            restated
                                                                   ----------------------------
OPERATING ACTIVITIES:
 Net income                                                         $  51,003         $  40,687
 Adjustments to reconcile net income to net cash (used)
   provided by operating activities:
     Provision for credit losses                                        9,500             9,500
     Depreciation and amortization                                     24,315            22,734
     Gains on disposal of assets                                      (12,370)           (1,525)
     Deferred income taxes                                             30,403            17,700
Change in assets and liabilities, net of effects from acquisitions   (230,080)          (76,345)
Other                                                                 (14,564)              329
                                                                   ----------------------------
     Net cash (used) provided by operating activities                (141,793)           13,080
                                                                   ----------------------------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                                          56,204            48,955
 Principal collections on financing transactions                      614,752           321,553
 Expenditures for financing transactions                             (937,869)         (533,579)
 Expenditures for CMBS transactions                                  (179,219)
 Net change in short-term financing transactions                     (329,787)         (132,795)
 Cash received in acquisition                                          20,890
 Other                                                                    739               824
                                                                   ----------------------------
     Net cash used in investing activities                           (754,290)         (295,042)
                                                                   ----------------------------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper and short-term loans           285,935           473,796
 Long-term borrowings                                                 956,000           100,000
 Repayment of long-term borrowings                                   (309,225)         (223,430)
 Net advances to and contributions from parent                         15,640            (3,115)
 Dividends                                                             (8,967)           (7,903)
 Net change in due to clients                                          (1,786)          (39,414)
                                                                   ----------------------------
     Net cash provided by financing activities                        937,597           299,934
                                                                   ----------------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                  41,514            17,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         49,519            33,193
                                                                   ----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  91,033         $  51,165
                                                                   ============================

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE A   BASIS OF PRESENTATION

         The consolidated condensed financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc.

         The interim consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 1998.


NOTE B   SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

         In the normal course of business, the Company acquires various forms of equity positions in other companies including marketable and non-marketable common stocks, warrants to purchase common stock, preferred stock, and partnership and joint venture interests. As discussed in Note E, FINOVA acquired Sirrom Capital Corporation ("Sirrom") in March 1999. In connection with this acquisition, the Company's investments in these types of assets increased by approximately $150 million. The Company's accounting policies related to these investments are as follows:

         Marketable investments are designated as available for sale securities and carried at fair value using the specific identification method with unrealized gains or losses included in accumulated other comprehensive income included in stockholder's equity, net of related taxes.

         The Company accounts for investments in joint ventures and other investments in which the Company has the ability to exercise significant influence on the investee under the equity method of accounting. Under this method, the Company recognizes its share of the earnings or losses of the joint venture in the period in which they are earned by the joint venture.

         Other investments in warrants, certain common and preferred stocks and certain equity investments, which are not subject to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," are carried at cost. The valuation of these investments is periodically reviewed and the investment balance is written down to reflect declines in value determined to be other than temporary. Certain other equity investments in limited partnership funds are accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

OTHER COMPREHENSIVE INCOME

         The Company  reports  other  comprehensive  income in  accordance  with
Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  130,  "Reporting
Comprehensive Income." Total comprehensive income was $36,590,000 and $40,629,000 for the three months ended March 31, 1999 and 1998, respectively. The primary component of comprehensive income other than net income was unrealized losses on retained interest in securitization transactions.

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


NOTE C                 INVESTMENTS

         Investments increased significantly over the prior year due to the acquisition of Sirrom (as discussed in Note E) on March 22, 1999. The following table sets forth a summary of the major components of investments:

                                       March 31,              December 31,
                                 ---------------------------------------------
                                         1999                     1998
                                 ---------------------- ----------------------
Marketable investments           $               4,992  $               1,713
Joint venture investments                       96,177                 89,217
Other investments                              109,835                 33,862
                                 ---------------------- ----------------------
                                 $             211,004  $             124,792
                                 ====================== ======================


         Marketable investments are principally composed of publicly traded shares of common stock and warrants for the purchase of common stock. Net unrealized gains on these securities were not significant at March 31, 1999.

         Joint venture investments include equity investments in non-public entities in which the Company holds a 20% or greater equity interest.

         Other investments include common stock, preferred stock and warrants which are not publicly traded and equity investments in which the Company holds less than 20% of the investee's equity.


NOTE D   SEGMENT REPORTING

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

Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:

--------------------------------------------------------------------------------
                                                Three Months Ended March 31,
--------------------------------------------------------------------------------
Dollars in Thousands                                1999            1998
--------------------------------------------------------------------------------
TOTAL NET REVENUE:
  Commercial Finance                           $     51,706    $     45,999
  Specialty Finance                                  94,231          74,351
  Capital Markets                                     9,416           9,530
  Corporate and other                                (5,582)           (816)
--------------------------------------------------------------------------------
Consolidated total                             $    149,771    $    129,064
================================================================================
INCOME (LOSS) BEFORE ALLOCATIONS:
  Commercial Finance                           $     24,348    $     17,954
  Specialty Finance                                  77,743          59,251
  Capital Markets                                       (17)          3,121
  Corporate and other, overhead and
     unallocated provision for credit losses        (19,302)        (13,640)
--------------------------------------------------------------------------------
Income from continuing operations
  before income taxes                          $     82,772    $     66,686
================================================================================
                                                          March 31,
                                                    1999            1998
--------------------------------------------------------------------------------
MANAGED ASSETS:
  Commercial Finance                           $  3,258,093    $  2,763,155
  Specialty Finance                               7,337,715       6,151,661
  Capital Markets                                   925,366         181,243
  Corporate and other                                94,477          57,729
--------------------------------------------------------------------------------
Consolidated total                               11,615,651       9,153,788
Less securitizations and participations sold       (529,635)       (464,550)
--------------------------------------------------------------------------------
Investment in financing transactions           $ 11,086,016    $  8,689,238
================================================================================

NOTE E                 ACQUISITION OF SIRROM CAPITAL CORPORATION

         In March 1999, FINOVA acquired Sirrom, a specialty finance company headquartered in Nashville, Tennessee. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $343 million in FINOVA common stock, excluding converted stock options. Total assets acquired were $620 million, including $66 million in goodwill and $277 million in assumed liabilities and transaction costs. Goodwill is subject to change due to a preliminary estimate of fair values of various private equities and loan balances at the date of acquisition. Goodwill is being amortized over 25 years and covenants not to compete, which are included in goodwill, are being amortized over 3 years.

         After making certain accounting adjustments, the accompanying unaudited pro forma information gives effect to the merger as if it had occurred on January 1, 1999 and 1998 and combines the historical consolidated information of FINOVA and Sirrom for the quarters ended March 31, 1999 and 1998.

         The unaudited comparative pro forma information is not necessarily indicative of the results that actually would have occurred had the merger been consummated on the dates indicated or that may be obtained in the future. The unaudited pro forma financial information does not give effect to the anticipated cost savings and other synergies that may result from the merger or the possible cash-out of existing stock options held by employees of Sirrom that became fully vested by reason of the adoption of the merger agreement by Sirrom stockholders. Included in the historical operations of Sirrom for the first quarter of 1999 are approximately $24 million of nonrecurring charges, a significant portion of which related to the acquisition.

--------------------------------------------------------------------------------
Comparative Pro Forma Information                 Three Months Ended March 31,
(Dollars in thousands, except per share data)         1999             1998
--------------------------------------------------------------------------------

Total revenue                                   $     288,402   $      248,341

Net (Loss) income                               $      (4,793)  $       35,770

(Loss) Earnings per share - diluted             $       (0.06)  $         0.55

(Loss) Earnings per share - basic               $       (0.08)  $         0.58
--------------------------------------------------------------------------------

         The  acquisition   resulted  in  an  excess  purchase  price  over  the
historical net assets acquired. The excess is allocated to the net assets acquired and liabilities assumed, as follows:

--------------------------------------------------------------------------------
Allocation of purchase price:
--------------------------------------------------------------------------------

Purchase price                                               $          342,730
Elimination of historical stockholders' equity of Sirrom               (262,000)
--------------------------------------------------------------------------------
Estimated excess purchase price                              $           80,730
================================================================================
Allocation of excess:
    Elimination of unamortized debt costs                    $           (3,360)
    Deferred income taxes                                                43,309
    Assumed liabilities                                                 (25,127)
    Goodwill                                                             65,908
--------------------------------------------------------------------------------
                                                             $           80,730
================================================================================

NOTE F                 RESTATEMENT

         Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1998, the Company's management determined that expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), should have been deferred and amortized over the estimated loan life. Previously, the Company was deferring loan origination fees received and amortizing them over the lives of the loans in accordance with SFAS No. 91, but elected to expense loan origination costs as incurred. Accordingly, the Company restated its condensed consolidated financial statements for the three months ended March 31, 1998 to defer and amortize loan costs over the estimated loan life, in accordance with SFAS No. 91 as well as to make several other adjustments.

         A summary of the significant effects of the restatements for the three months ended March 31, 1998 is as follows:

--------------------------------------------------------------------------------
                                               As previously
                                                  Reported        As Restated
--------------------------------------------------------------------------------

For the three months ended March 31, 1998

Interest margins earned                       $        108,657  $       105,383
Gains on disposal of assets                              1,223            1,525
Operating expenses                                     (56,958)         (52,878)
Net income                                              40,023           40,687


NOTE G                 PORTFOLIO QUALITY

         The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                 MARCH 31, 1999
                             (Dollars in Thousands)

                                        Revenue Accruing                  Nonaccruing
                                -------------------------------  -------------------------------
                                                         Repos-
                                                         sessed              Repos-      Leases      Total
                                    Market               Assets              sessed        &        Carrying
                                   Rate (1)   Impaired    (2)    Impaired    Assets      Other       Amount        %
                                -------------------------------  ------------------------------- --------------------
Transportation Finance (3)      $  2,081,910  $60,426   $        $          $           $        $  2,142,336    19.3
Resort Finance                     1,286,026             16,829       668     24,982                1,328,505    12.0
Rediscount Finance                   863,195             20,787       788        573                  885,343     8.0
Corporate Finance                    777,631   15,577              40,606      1,089                  834,903     7.5
Commercial Equipment Finance         716,913    2,379     5,935     8,322     20,104       4,223      757,876     6.8
Specialty Real Estate Finance        637,180   16,890    34,004     9,702      7,684         194      705,654     6.4
Communications Finance               657,462    7,161              24,252                             688,875     6.2
Franchise Finance                    677,099    1,578     1,773     2,017      1,099         269      683,835     6.2
Healthcare Finance                   633,446      750     6,313     5,375                  1,942      647,826     5.8
Distribution & Channel Finance       578,734                        6,325                             585,059     5.3
Mezzanine Capital                    465,156                       12,337                             477,493     4.3
Realty Capital                       430,384                                                          430,384     3.9
Business Credit                      312,193                       16,493                             328,686     3.0
Public Finance                       216,235                                                          216,235     1.9
Commercial Services                  195,088      147               6,451        898                  202,584     1.8
Growth Finance                        55,338                        3,119                              58,457     0.5
Other (4)                             65,572                                              28,904       94,476     0.9
Investment Alliance                   17,489                                                           17,489     0.2
                                -----------   -------   -------  --------   --------    -------- ------------   -----
TOTAL  (5)                      $10,667,051   $04,908   $85,641  $136,455   $ 56,429    $ 35,532 $ 11,086,016   100.0
                                ===========   =======   =======  ========   ========    ======== ============   =====

------------------------------------------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $1.57 million on repossessed assets during the three months ended March 31, 1999, including $0.59 million in Specialty Real Estate Finance, $0.3 million in Resort Finance, $0.2 million in Healthcare Finance, $0.4 million in Rediscount Finance, $.05 million in Commercial Equipment Finance and $.03 million in Franchise Finance.
(3) Transportation Finance includes $420.5 million of aircraft financing business originated in the London office.
(4) Primarily includes other assets retained from disposed or discontinued operations.
(5) Excludes $529.6 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $128.6 million in Franchise Finance and participations sold of $43.4 million in Corporate Finance, $21.2 million in Communications Finance, $5.6 million in Resort Finance, $10.5 million in Rediscount Finance, $5.1 million in Business Credit, $11.2 million in Transportation Finance, $2.1 million in Growth Finance and $1.9 million in Distribution & Channel Finance.

                              --------------------

RESERVE FOR CREDIT LOSSES:

         The reserve for credit losses at March 31, 1999 represents 2.1% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:


                                  ---------------------------------------
                                       Three Months Ended March 31,
                                  ---------------------------------------
                                         1999                1998
                                  ---------------------------------------
                                          (Dollars in Thousands)
Balance, beginning of period      $           207,618  $         177,088
Provision for credit losses                     9,500              9,500
Write-offs                                     (9,142)           (13,912)
Recoveries                                        739                806
Reserves related to acquisitions               25,151              2,460
Other                                           4,411                 25
                                  --------------------------------------
Balance, end of period            $          238,277   $        175,967
                                  =======================================

         At March 31, 1999 the total carrying amount of impaired loans was $241.4 million, of which $104.9 million were revenue accruing. A reserve for credit losses of $55.4 million has been established for $99.4 million of nonaccruing impaired loans and $7.2 million has been established for $26.1 million of accruing impaired loans. The remaining $175.7 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of potential losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999
                TO THE RESTATED THREE MONTHS ENDED MARCH 31, 1998

         THE FOLLOWING DISCUSSION RELATES TO FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA" OR THE "COMPANY"). FINOVA IS A WHOLLY OWNED SUBSIDIARY OF THE FINOVA GROUP INC.

         Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1998, the Company's management determined that expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), should have been deferred and amortized over the estimated loan life. Previously, the Company was deferring loan origination fees received and amortizing them over the lives of the loans in accordance with SFAS No. 91, but elected to expense loan origination costs as incurred. Accordingly, the Company restated its condensed consolidated financial statements for the three months ended March 31, 1998 to now defer and amortize loan costs over the estimated loan life, in accordance with SFAS No. 91 as well as to make several other adjustments.

         The effects of the restatements for the three months ended March 31, 1998 are presented in Note F of the Notes to Interim Consolidated Financial Statements, and have been reflected herein.

RESULTS OF OPERATIONS

         Net income for the three months ended March 31, 1999 was $51.0 million compared to a restated $40.7 million for the three months ended March 31, 1998. The 1998 net income has been restated to reflect the deferral of costs incurred in connection with new loan and lease originations in accordance with SFAS No. 91, among other adjustments described more fully in the Company's report on Form 10-K/A Amendment No. 1 for the year ended December 31, 1998. The effect of deferring expenses in accordance with SFAS 91 increased net income by $1.2 million ($0.02 per diluted share) in the first quarter of 1999.

         INTEREST MARGINS EARNED. Interest margins earned represents the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases. Interest margins earned were $124.7 million for the first three months of 1999, an increase of 18.3% over interest margins earned of $105.4 million for the first quarter of 1998. The increase was primarily due to a 27% increase in managed assets to $11.62 billion at March 31, 1999 from $9.15 billion at March 31, 1998. Interest margins earned as a percentage of average earning assets declined to 5.1% in the first quarter of 1999 compared to 5.3% in the first quarter of 1998. Approximately 10 to 15 basis points of the decrease in spread was the result of average leverage being higher in 1999 compared to the first quarter of 1998. Another portion of the decrease was due to the strategy in the fourth quarter of 1998 of funding the balance sheet into the first quarter of 1999. This eliminated liquidity risk for the Company, but resulted in a modestly higher cost of funds. Additionally, competitive pressures impacted the Commercial Finance segment.

         VOLUME-BASED FEE INCOME. Volume-based fee income is generated by FINOVA's Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. These fees are predominately based on volume originated rather than the balance of outstanding financing transactions during the period. Volume-based fee income for the first quarter of 1999 was $12.7 million compared to $22.2 million in the first quarter of 1998. The decline relates to a lower fee-based volume generated by Realty Capital and Commercial Services during the 1999 quarter and the effect of a $4.5 million fee received from one of Realty Capital's trading partners in early 1998. On a comparable basis, the average fee received during the quarter by the Company per dollar of fee-based volume decreased by 11 basis points in 1999 from the 1998 first quarter. The lower fees combined with higher leverage caused the operating margin as a percentage of average earning assets to decline to 5.6% in the first quarter of 1999 from 6.4% in the first quarter of 1998. Fee-based volume for the first three months of 1999 totaled $1.47 billion compared to $1.80 billion in the same period one year ago.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses was $9.5 million for the three months ended March 31, 1999 and 1998. Net write-offs during the first three months of 1999 totaled $8.4 million, compared to $13.1 million in the first quarter of 1998.

         GAINS ON DISPOSAL OF ASSETS. Gains on the disposal of assets were $12.4 million in the first quarter of 1999, compared to $1.5 million during the same period a year ago. The gains in 1999 were principally realized by FINOVA's Specialty Finance segment and were primarily from the sale of assets coming off lease and other assets. While, in the aggregate, FINOVA has historically recognized gains on such disposals, the timing and amount of these gains is sporadic in nature. The Company has added a number of businesses that rely on gains to achieve their returns. These businesses supplement FINOVA's core spread-based business. Typically these gains have approximated 10% to 15% of FINOVA's annual net income. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of sale.

         OPERATING EXPENSE. Operating expenses were generally higher in all major categories and increased to $57.5 million during the first three months of 1999 compared to $52.9 million for the three months ended March 31, 1998, an increase of 9%. The increase was primarily due to personnel added (1,323 vs. 1,097) through acquisitions and as a result of growth in managed assets. Operating expenses improved as a percent of operating margin plus gains to 38.4% in 1999 from 41.0% in the first quarter of 1998.

         INCOME TAXES. Income taxes were higher in the first quarter of 1999 than the first quarter of 1998 primarily due to the increase in pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, managed assets totaled $11.62 billion compared to $10.56 billion at December 31, 1998 an increase of 10%. Included in managed assets at March 31, 1999 are $11.09 billion in funds employed (including $345.5 million of financing contracts held for sale generated by FINOVA Realty Capital; $176.8 million at April 30, 1999), $428.6 million of securitized assets managed by FINOVA and $101.0 million of participations sold to third parties. The increase in managed assets was due to funded new business of $1.06 billion for the three months ended March 31, 1999, compared to $692.1 million for the quarter ended March 31, 1998, plus acquired managed assets of $486 million, partially offset by normal portfolio amortization and prepayments.

         The reserve for credit losses increased to $238.3 million at March 31, 1999 from $207.6 million at December 31, 1998. At March 31, 1999, the reserve for credit losses represents 2.1% of ending managed assets (excluding participations) compared to 2.0% at year-end. Non-accruing assets at March 31, 1999 increased to $228.4 million, or 2.0% of ending managed assets (excluding participations), compared to $205.2 million, or 2.0% of ending managed assets (excluding participations) at year end. The Sirrom acquisition included $469 million of lending assets, $12 million (2.6%) of which were nonaccruing. The reserve for credit losses against the acquired Sirrom lending assets was $24.9 million or 5.3%.

         At March  31,  1999,  FINOVA  had  $9.33  billion  of debt  outstanding compared to $8.39 billion at December 31, 1998. Included in debt at March 31, 1999 is approximately $4.13 billion of commercial paper and short-term borrowings supported by unused long-term revolving-credit agreements. FINOVA's debt at the end of the first quarter of 1999 is 5.6 times the company's equity base of $1.66 billion. At year-end 1998, FINOVA's debt was 6.3 times the equity base of $1.33 billion.

         Growth in funds employed is financed by FINOVA's internally generated funds and new borrowings. During the three months ended March 31, 1999, FINOVA issued $956 million of new long-term borrowings and recognized a net increase in commercial paper outstanding of $286 million. During the same period, FINOVA repaid $309 million of long-term borrowings.

SEGMENT REPORTING

         FINOVA's business is organized into three market groups, which are also its reportable segments: Commercial Finance, Specialty Finance and Capital Markets. Management principally relies on total net revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment.

         Total net revenue is the sum of operating margin and gains on disposal of assets. Income before allocations is income before income taxes, corporate overhead expenses and the unallocated portion of the provision for credit losses. Managed assets include each segment's investment in financing transactions plus securitizations and participations sold.

         COMMERCIAL FINANCE. Commercial Finance includes traditional asset-based
businesses  that  lend  against  collateral  such  as  cash  flows,   inventory,
receivables and leased assets.

         Total net revenue was $51.7 million in 1999 compared to $46.0 million for the first quarter of 1998, an increase of 12.4%. The increase was primarily due to a 17.9% increase in managed assets over the first quarter of 1998, partially offset by a decrease in fee-based volume in Commercial Services. Overall, fee-based volume decreased to $1.09 billion in 1999 from $1.15 billion in the first quarter of 1998.

         Income before allocations increased 35.6% to $24.3 million in 1999 compared to $18.0 million in the first quarter of 1998. In addition to portfolio growth, the increase resulted from lower write-offs in 1999.

         Managed assets grew to $3.3 billion in the first quarter of 1999 from $2.8 billion in 1998. Strong growth in Rediscount Finance, Business Credit and the recent acquisitions of Growth Finance and Preferred Business Credit drove the growth in managed assets. Excluding the recent acquisitions, managed assets grew by 15.7%.

         SPECIALTY FINANCE. Specialty Finance includes businesses that lend to a variety of highly focused industry-specific niches.

         Total net revenue increased 26.7% to $94.2 million in the first quarter of 1999, compared to $74.4 million in 1998, while income before allocations grew 31.2% to $77.7 million in the first quarter of 1999 compared to $59.3 million in 1998. Both increases were primarily due to 19.7% growth in average earning assets. The segment was able to keep net write-offs at a relatively constant rate, while decreasing operating expenses as a percentage of spread and average managed assets.

         Managed assets grew to $7.3 billion in the first quarter of 1999 from $6.2 billion in 1998, an increase of 19.3%. The growth in managed assets was driven by new business of $3.2 billion during the 12 months ended in March 1999 compared to $2.5 billion during the 12 months ended in March 1998. The growth was spread across all business units with Transportation Finance and Franchise Finance contributing most to the growth in managed assets.

         CAPITAL MARKETS. Capital Markets, in conjunction with institutional investors, provides commercial mortgage banking services and debt and equity capital funding. Mezzanine Capital (formerly Sirrom Capital Corporation) was added to this segment at the acquisition date, March 22, 1999.

         Total net revenue was $9.4 million in the first quarter of 1999 compared to $9.5 million in 1998. Loss before allocations was $17 thousand compared to income of $3.1 million in 1998. The decrease in net revenue and income before allocations was primarily attributable to a decline in volume-based fees to $1.6 million in the first quarter of 1999 compared to $9.3 million in 1998, resulting from the lower fee-based volume generated, lower returns on fee volume generated and higher operating expenses during the quarter. Offsetting the 1999 decline were increases in loan revenue and gains on disposal of assets.

         Managed assets grew to $925 million at March 31, 1999 compared to $181 million at March 31, 1998, from the acquisition of Mezzanine Capital and the increase in financing contracts held for sale.

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

         As of March 31, 1999, FINOVA has completed all the necessary changes to make mission critical applications year 2000 compliant. FINOVA now estimates that 99% of its portfolio is on systems that are ready for the change in century. Acquisitions made during 1998 are expected to be on compliant systems by the end of the second quarter. Similarly, acquisitions made or proposed in 1999 are being reviewed with year 2000 compliance issues to be addressed in a prompt manner. Where possible, new acquisitions will be migrated to existing FINOVA applications that are already year 2000 ready.

         Costs incurred to bring FINOVA's internal systems into year 2000 compliance are not expected to have a material impact on FINOVA's results of operations. Maintenance and modification costs are expensed as incurred, while the costs of new hardware and software are capitalized and amortized over their estimated useful lives. FINOVA estimates it will incur approximately $300,000 in expenses and $1.8 million in capital costs related to year 2000 compliance. Estimates are reviewed and revised as necessary on a quarterly basis. Through March 31, 1999, FINOVA has incurred expenses of $158,000 and capital costs of $1.5 million.

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

         FINOVA routinely assesses the year 2000 compliance status of its borrowers and generally requires that they provide representations and warranties regarding the status. FINOVA also attempts to monitor their progress with questionnaires and other means.

         FINOVA believes under its reasonably possible worst case year 2000 scenario, a number of its borrowers and service providers would not be capable of performing their contractual obligations to FINOVA. The financial impact of this scenario and the Company's responses are currently under assessment.

         FINOVA is assessing the need for contingency plans related to year 2000 compliance in the first half of 1999. It plans to develop additional contingency plans as necessary throughout 1999. FINOVA maintains and deploys contingency plans designed to address various other potential business interruptions. In some respects, these plans may address interruptions resulting from FINOVA or a third party's failure to be year 2000 compliant, but the plans have not been updated to specifically address the year 2000 issue as of March 31, 1999.

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

         A summary of the revaluation of the sale of assets into the mini-CMBS structure and the subsequent results of the sale of approximately 70% of the mini CMBS loans into a permanent CMBS structure in April 1999 is as follows. The results of the April 1999 transaction will be reported in the second quarter.

-------------------------------------------------------------------------------------------
                                              Mini-CMBS Structure - 1998           1999
-------------------------------------------------------------------------------------------
                                                  As                             Sale of
                                              Previously          As                70%
                                               Reported        restated          in April
-------------------------------------------------------------------------------------------
                                                         Dollars in Thousands
Loans sold into CMBS Structure               $    724,257    $    724,257    $

Proceeds - Permanent CMBS Structure                                               526,270

Principal A (Senior security interest)            678,686         678,686         474,650
Principal B (Subordinated retained interest)       91,708          65,033          45,206
-------------------------------------------------------------------------------------------
Basis                                             770,394         743,719         519,856

Gross gain                                         46,137          19,462           6,414

Commissions & expenses                             (3,862)         (3,156)         (4,433)
Recourse obligations                                 (278)         (5,827)          4,091
Hedge (losses) gains                              (20,443)        (20,443)          6,223
Valuation adjustment                               (5,500)
-------------------------------------------------------------------------------------------
Net gain/(loss)                              $     16,054    $     (9,964)   $     12,295
===========================================================================================

         In the second quarter of 1999, FINOVA expanded its credit facilities supporting its commercial paper program to an aggregate of $4.5 billion, through the addition of a new $500 million, 364 day revolving credit agreement with various lenders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         There were no material changes from the information provided in the report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) The following exhibits are filed herewith:

       Exhibit No.  Document
       -------------------------------------------------------------------------
             12 Computation of Ratio of Income to Fixed Charges (interim period).

             27     Financial Data Schedule for the three months ended March 31,
                    1999.

----------------------------------------

     (b) Reports on Form 8-K:

         A Report on Form 8-K, dated May 10, 1999, was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the first quarter ended March 31, 1999 (unaudited) and certain additional information.

                           FINOVA CAPITAL CORPORATION





                                   SIGNATURES





                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





         FINOVA CAPITAL CORPORATION

         (Registrant)



Dated:   May 17, 1999           By:         /s/ Bruno A. Marszowski
                                    --------------------------------------------
                                    Bruno A. Marszowski,  Senior Vice President,
                                    Chief Financial Officer and Controller
                                    Principal Financial and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                            MARCH 31, 1999 FORM 10-Q


       Exhibit No.                         Document
       -------------------------------------------------------------------------
             12 Computation of Ratio of Income to Fixed Charges (interim period).

             27     Financial Data Schedule for the three months ended March 31,
                    1999.