Form 10-Q
period 1999-06-30
FINOVA CAPITAL CORP
filed 1999-08-16
CIK 43960

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended                                     June 30, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 1999, 25,000 shares of Common Stock ($1.00 par value) were outstanding.

                           FINOVA CAPITAL CORPORATION

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


Part I      FINANCIAL INFORMATION..........................................  1

Item 1.     Financial Statements...........................................  1

            Condensed Consolidated Balance Sheets..........................  1

            Condensed Statements of Consolidated Income....................  2

            Condensed Statements of Consolidated Cash Flows................  3

            Notes to Interim Condensed Consolidated Financial
            Information....................................................  4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................  9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..... 14

Item 4.     Submission of Matters to a Vote of Security Holders............ 14

Part II     OTHER INFORMATION.............................................. 14

Item 6.     Exhibits and Reports on Form 8-K............................... 14

Signatures................................................................. 15

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                   December 31,
                                                     June 30,          1998
                                                      1999           restated
                                                  ------------     ------------
ASSETS:
  Cash and cash equivalents                       $     71,344     $     49,519
  Investment in financing transactions:
  Loans and other financing contracts                8,596,590        7,354,736
  Leveraged leases                                     804,455          773,942
  Operating leases                                     651,856          648,185
  Fee-based receivables                                516,395          626,499
  Direct financing leases                              382,828          396,759
  Financing contracts held for sale                    243,542          220,100
                                                  ------------     ------------
                                                    11,195,666       10,020,221
  Less reserve for credit losses                      (237,602)        (207,618)
                                                  ------------     ------------
Net investment in financing transactions            10,958,064        9,812,603
Investments                                            226,096          124,792
Goodwill and other assets                              587,018          507,589
                                                  ------------     ------------
                                                  $ 11,842,522     $ 10,494,503
                                                  ============     ============
LIABILITIES:
  Accounts payable and accrued expenses           $    120,319     $    141,782
  Due to clients                                        98,244          205,655
  Interest payable                                      75,975           65,817
  Senior debt                                        9,523,630        8,394,578
  Deferred income taxes                                365,568          355,028
                                                  ------------     ------------
                                                    10,183,736        9,162,860
                                                  ------------     ------------
SHAREOWNER'S EQUITY:
  Common stock, $1.00 par value, 100,000 shares
    authorized, 25,000 shares issued                        25               25
  Additional capital                                 1,173,995          870,485
  Retained income                                      547,316          460,447
  Accumulated other comprehensive income                 5,302              686
  Net advances to parent                               (67,852)
                                                  ------------     ------------
                                                     1,658,786        1,331,643
                                                  ------------     ------------
                                                  $ 11,842,522     $ 10,494,503
                                                  ============     ============

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                             (Dollars in Thousands)
                                   (Unaudited)

                                Three Months Ended June 30,     Six Months Ended June 30,
                                --------------------------      ------------------------
                                                   1998                          1998
                                     1999        restated         1999         restated
                                  ---------      ---------      ---------      ---------
Interest and income earned
  from financing transactions     $ 266,978      $ 214,643      $ 512,201      $ 414,813
Operating lease income               28,868         31,425         56,721         64,088
Interest expense                   (139,153)      (114,696)      (270,336)      (224,975)
Operating lease depreciation        (16,720)       (20,495)       (33,947)       (37,665)
                                  ---------      ---------      ---------      ---------
Interest margins earned             139,973        110,877        264,639        216,261
Volume-based fees                    11,264         19,104         23,999         41,259
                                  ---------      ---------      ---------      ---------
Operating margin                    151,237        129,981        288,638        257,520
Provision for credit losses         (17,000)       (16,000)       (26,500)       (25,500)
                                  ---------      ---------      ---------      ---------
Net interest margins earned         134,237        113,981        262,138        232,020
Gains on disposal of assets          18,760          7,432         31,130          8,957
                                  ---------      ---------      ---------      ---------
                                    152,997        121,413        293,268        240,977
Operating expenses                  (63,339)       (53,207)      (120,839)      (106,085)
                                  ---------      ---------      ---------      ---------
Income before income taxes           89,658         68,206        172,429        134,892
Income taxes                        (35,050)       (26,729)       (66,819)       (52,729)
                                  ---------      ---------      ---------      ---------
NET INCOME                        $  54,608      $  41,477      $ 105,610      $  82,163
                                  =========      =========      =========      =========

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                                       1998
                                                        1999          restated
                                                    -----------     -----------
OPERATING ACTIVITIES:
  Net income                                        $   105,610     $    82,163
  Adjustments to reconcile net income to net
   cash (used) provided by operating activities:
    Provision for credit losses                          26,500          25,500
    Depreciation and amortization                        49,204          48,836
    Gains on disposal of assets                         (31,130)         (8,957)
    Deferred income taxes                                53,469          24,247
  Change in assets and liabilities, net of
   effects from acquisitions:
    Increase in other assets                           (178,363)        (52,622)
    Decrease in accounts payable and accrued
     expenses                                           (72,059)        (11,082)
    Increase in interest payable                          8,505           3,758
  Other                                                   5,907             403
                                                    -----------     -----------
      Net cash (used) provided by operating
        activities                                      (32,357)        112,246
                                                    -----------     -----------
INVESTING ACTIVITIES:
  Proceeds from sale of assets                           92,312         167,065
  Proceeds from sale of securitized assets                               31,126
  Proceeds from sale of commercial mortgage
  backed securities ("CMBS") assets                     168,294
  Principal collections on financing transactions     1,239,554         902,960
  Expenditures for financing transactions            (1,630,586)     (1,104,014)
  Expenditures for CMBS transactions                   (280,624)
  Net change in short-term financing transactions      (490,811)       (582,042)
  Cash received in acquisition                           20,890
  Other                                                   1,395           1,303
                                                    -----------     -----------
      Net cash used in investing activities            (879,576)       (583,602)
                                                    -----------     -----------
FINANCING ACTIVITIES:
  Net borrowings under commercial paper
   and short-term loans                                 555,839         623,870
  Long-term borrowings                                1,056,000         610,000
  Repayment of long-term borrowings                    (484,077)       (653,316)
  Net contributions from (advances to) Parent           (67,852)         (9,857)
  Dividends                                             (18,741)        (15,814)
  Net change in due to clients                         (107,411)        (83,326)
                                                    -----------     -----------
      Net cash provided by financing activities         933,758         471,557
                                                    -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                    21,825             201

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           49,519          33,193
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $    71,344     $    33,394
                                                    ===========     ===========

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


NOTE A BASIS OF PREPARATION

         The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc.

         The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of June 30, 1999, the results of operations for the quarter and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 1998.

         Beginning in the second quarter of 1999, advances to parent are classified as a reduction to shareowner's equity.

NOTE B SIGNIFICANT ACCOUNTING POLICIES

         The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive income was $73.6 million and $41.9 million for the three months ended June 30, 1999 and 1998, respectively and $110.2 million and $82.5 million for the six months ended June 30 1999 and 1998, respectively. The primary component of comprehensive income other than net income was unrealized holding gains.

NEW ACCOUNTING STANDARDS

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

NOTE C SEGMENT REPORTING

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

Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:


                                                     Six Months Ended June 30,
                                                  -----------------------------
Dollars in Thousands                                   1999            1998
                                                  ------------      -----------
Total net revenue (loss):
    Commercial Finance                            $    104,273      $    91,222
    Specialty Finance                                  187,296          167,676
    Capital Markets                                     39,468           16,717
    Corporate and other                                (11,269)          (9,138)
                                                  ------------      -----------

Consolidated total                                $    319,768      $   266,477
                                                  ============      ===========
Income (loss) before allocations:
    Commercial Finance                            $     40,827      $    34,081
    Specialty Finance                                  153,278          135,148
    Capital Markets                                     12,747            3,936
    Corporate and other, overhead and
     unallocated provision for credit losses           (34,423)         (38,273)
                                                  ------------      -----------
Income from continuing operations
  before income taxes                             $    172,429      $   134,892
                                                  ============      ===========

                                                              June 30,
                                                  -----------------------------
                                                      1999              1998
                                                  ------------      -----------
Managed assets:

    Commercial Finance                            $  3,351,296      $ 2,811,352
    Specialty Finance                                7,367,903        6,253,533
    Capital Markets                                    892,234          261,784
    Corporate and other                                 96,615          126,201
                                                  ------------      -----------

Consolidated total                                  11,708,048        9,452,870
Less securitizations and participations sold          (512,382)        (502,032)
                                                  ------------      -----------
Investment in financing transactions              $ 11,195,666      $ 8,950,838
                                                  ============      ===========

NOTE D ACQUISITION OF SIRROM CAPITAL CORPORATION

         In March 1999, FINOVA acquired Sirrom, a specialty finance company headquartered in Nashville, Tennessee. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $343 million in FINOVA Group common stock, excluding converted stock options. Total assets acquired were $621 million, including $67 million in goodwill and $278 million in assumed liabilities and transaction costs. Goodwill is subject to change due to a preliminary estimate of fair values of various private equities and loan balances at the date of acquisition. Goodwill is being amortized over 25 years and covenants not to compete, which are included in goodwill, are being amortized over 3 years.

         The accompanying unaudited pro forma information gives effect to the merger as if it had occurred on January 1, 1999 and 1998 and combines the historical consolidated information of FINOVA and Sirrom for the six months ended June 30, 1999 and 1998.

         The unaudited comparative pro forma information is not necessarily indicative of the results that actually would have occurred had the merger been consummated on the dates indicated or that may be obtained in the future. The unaudited pro forma financial information does not give effect to the potential cost savings and other synergies that may result from the merger or the possible cash-out of existing stock options held by employees of Sirrom that became fully vested by reason of the adoption of the merger agreement by Sirrom stockholders. There can be no assurance that FINOVA will realize cost savings or synergies from this or any other acquisition. Included in the historical operations of Sirrom for the first six months of 1999 are approximately $27 million of nonrecurring charges, a significant portion of which related to the acquisition.

Comparative Pro Forma Information
(Dollars in thousands)                       Six Months Ended June 30,
                                             1999                 1998
                                           ---------            --------
Total revenue                              $584,249             $522,758

Net income                                 $ 52,969             $ 68,090
                                           --------             --------

         The  acquisition   resulted  in  an  excess  purchase  price  over  the
historical net assets acquired. The excess is allocated to the net assets acquired and liabilities assumed, as follows:

  Allocation of purchase price:

  Purchase price                                                $ 342,730
  Elimination of historical stockholders' equity of Sirrom       (261,992)
                                                                ---------
  Estimated excess purchase price                               $  80,738
                                                                =========

  Allocation of excess:
    Elimination of unamortized debt costs                       $  (3,227)
    Deferred income taxes                                          44,152
    Assumed liabilities                                           (26,802)
    Goodwill                                                       66,615
                                                                ---------
                                                                $  80,738
                                                                =========

NOTE E RESTATEMENT

         Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1998, the Company's management determined that expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), should have been deferred and amortized over the estimated loan life. Previously, the Company was deferring loan origination fees received and amortizing them over the lives of the loans in accordance with SFAS No. 91, but elected to expense loan origination costs as incurred. Accordingly, the Company restated its condensed consolidated financial statements for the six months ended June 30, 1998 to defer and amortize loan costs over the estimated loan life, in accordance with SFAS No. 91 as well as to make several other adjustments.

         A summary of the significant effects of the restatements for the three and six months ended June 30, 1998 is as follows:

                              Three Months Ended            Six Months Ended
                                 June 30, 1998                June 30, 1998
                           -------------------------  --------------------------
                           As previously              As previously
                             Reported    As restated    Reported     As restated
                             --------    -----------    --------     -----------

Interest margins earned      $ 114,142    $ 110,877     $ 222,799     $ 216,261
Gains on disposal of assets      9,582        7,432        10,805         8,957
Operating expenses             (57,779)     (53,207)     (114,737)     (106,085)
Net income                      41,980       41,477        82,003        82,163
                             ---------    ---------     ---------     ---------

NOTE F PORTFOLIO QUALITY

         The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                  JUNE 30, 1999
                             (Dollars in Thousands)

                                          Revenue Accruing                         Nonaccruing
                                -----------------------------------   --------------------------------      Total
                                 Market                 Repossessed              Repossessed  Leases &    Carrying
                                Rate (1)     Impaired    Assets (2)   Impaired      Assets     Other       Amount       %
                               -----------  -----------   --------   -----------   --------   --------   -----------  -----
Transportation Finance (3)      2,063,772    $ 58,888     $           $            $          $ 7,295   $ 2,129,955    19.0
Resort Finance                  1,316,295      28,520      16,413        3,292      24,775                1,389,295    12.4
Rediscount Finance                931,732                  18,558          752         341                  951,383     8.5
Corporate Finance                 849,257      34,109                   41,947         931                  926,244     8.3
Commercial Equipment Finance      751,904       4,074       5,067        9,432      19,699      2,087       792,263     7.1
Specialty Real Estate Finance     683,957      16,837      31,425        9,632       7,649        194       749,694     6.7
Franchise Finance                 721,173       1,448                    7,039       2,849        217       732,726     6.5
Healthcare Finance                620,510         730       6,019        4,692                    973       632,924     5.6
Communications Finance            553,649       5,546                   21,413                              580,608     5.2
Distribution & Channel Finance    428,705      69,635                   13,267                              511,607     4.6
Mezzanine Capital                 440,273                               16,357                              456,630     4.1
Realty Capital                    414,788                                                                   414,788     3.7
Business Credit                   330,754       5,520                   16,365                              352,639     3.2
Public Finance                    217,470                                                                   217,470     1.9
Commercial Services               174,822       1,057                    5,607         873                  182,359     1.6
Other (4)                          68,771                                                      27,844        96,615     0.9
Growth Finance                     54,105                                3,544                               57,649     0.5
Investment Alliance                20,276                                  541                               20,817     0.2
                              -----------    --------     -------     --------     -------    -------   -----------   -----
TOTAL (5)                     $10,642,213    $226,364     $77,482     $153,880     $57,117    $38,610   $11,195,666   100.0
                              ===========    ========     =======     ========     =======    =======   ===========   =====

NOTES:

(1) Represents original or renegotiated market rate terms, excluding impaired transactions.

(2) The Company earned income totaling $2.9 million on repossessed assets year to date during 1999, including $1.1 million in Specialty Real Estate Finance, $0.6 million in Resort Finance, $0.3 million in Healthcare Finance, $0.8 million in Rediscount Finance and $0.1 million in Commercial Equipment Finance.

(3) Transportation Finance includes $454.9 million of aircraft financing business booked through the London office.

(4) Primarily includes other assets retained from disposed or discontinued operations.

(5) Excludes $512.4 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $127.3 million in Franchise Finance and participations of $50.7 million in Corporate Finance, $10.7 million in Rediscount Finance, $9.6 in Transportation Finance, $8.1 million in Business Credit and $6.0 million in Resort Finance.

RESERVE FOR CREDIT LOSSES:

         The reserve for credit losses at June 30, 1999 represents 2.1% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                                                     Six months Ended June 30,
                                                   ----------------------------
                                                     1999                1998
                                                     ----                ----
                                                      (Dollars in Thousands)

Balance, beginning of period                       $207,618            $177,088
Provision for credit losses                          26,500              25,500
Write-offs                                          (26,097)            (28,272)
Recoveries                                            1,442               1,285
Reserves related to acquisitions                     23,763               2,460
Other                                                 4,376                   9
                                                   --------            --------
Balance, end of period                             $237,602            $178,070
                                                   ========            ========

         At June 30, 1999 the total carrying amount of impaired loans was $380.2 million, of which $226.4 million were revenue accruing. A reserve for credit losses of $41.1 million has been established for $87.8 million of nonaccruing impaired loans and $40.6 million has been established for $126.1 million of accruing impaired loans. The remaining $155.9 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of inherent losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999
                      TO THE SIX MONTHS ENDED JUNE 30, 1998

         THE FOLLOWING DISCUSSION RELATES TO FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA" OR THE "COMPANY"). FINOVA IS A WHOLLY OWNED SUBSIDIARY OF THE FINOVA GROUP INC. ("FINOVA GROUP").

         Net income for 1998 has been restated to reflect adjustments described in the Company's report on Form 10-K/A Amendment No. 1 for the year ended December 31, 1998. The effects of the restatements for the six months ended June 30, 1998 are presented in Note E of the Notes to Interim Consolidated Financial Statements, and have been reflected herein.

RESULTS OF OPERATIONS

         Net income for the six months ended June 30, 1999 was $105.6 million compared to $82.2 million for the six months ended June 30, 1998.

         INTEREST MARGINS EARNED. Interest margins earned represents the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases. Interest margins earned increased by 22% and rose to $264.6 million in the six months ended June 30, 1999 from $216.3 million in the same period in 1998. Interest margins earned as a percentage of average earning assets decreased slightly to 5.2% for the first six months of 1999 from 5.3% for the six months ended June 30, 1998. The decrease was primarily the result of higher interest rate spreads on short-term borrowings and higher leverage for the Company in the first quarter of 1999 (both of which recovered in the second quarter of 1999), as well as lower pricing in the highly competitive asset-based lending lines of business.

         VOLUME-BASED FEES. Volume-based fees are generated by FINOVA's Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. These fees are predominately based on volume-originated business rather than the balance of outstanding financing transactions during the period. For the six months ended June 30, 1999, volume-based fees were $24.0 million compared to $41.3 million for the same period in 1998. Increased competition and a strategic decision to limit the size of Realty Capital led to lower fee-based volume for the first six months of 1999 compared to the first six months of 1998 ($3.0 billion vs. $3.8 billion) and to reduced commission rates earned on that volume (0.80% vs. 1.10%). Primarily as a result of the decreases in fee-based volume and commission rates earned on that volume, operating margin as a percentage of average earning assets declined to 5.7% for the first six months of 1999 from 6.3% in the first six months of 1998.

         PROVISION FOR CREDIT LOSSES. The provision for credit losses was $26.5 million for the six months ended June 30, 1999 compared to $25.5 million for the same period last year. Net write-offs during the first six months of 1999 were $24.7 million compared to $27.0 million for the same period in 1998. Corporate Finance incurred nearly half of the Company's net write-offs in the first half of 1999 ($12.1 million in 1999 vs. $2.4 million in the first six months of 1998). Net write-offs in Commercial Services were $3.1 million in the first half of 1999 compared to $17.4 million in the first half of 1998. Net write-offs in other lines of business for the first six months of 1999 were comparable to net write-offs in the first six months of 1998.

         GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $31.1 million for the six months ended June 30, 1999 compared to $9.0 million for the first six months of 1998. Net gains of $10.6 million were earned from the sale of assets through CMBS transactions in the first half of 1999 ($9.5 million resulted from mini-CMBS transactions). Including the $10.0 million loss reported in 1998, the completed mini-CMBS transaction has resulted in a net loss of $500 thousand through June 30, 1999. No additional losses are anticipated from this transaction. The remaining gains on disposal of assets in the first six months of 1999 primarily related to the sale of assets coming off lease and other assets. While, in the aggregate FINOVA has historically recognized gains on such disposals, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize such gains in the future, depending, in part, on market conditions at the time of sale.

         OPERATING EXPENSES. Operating expenses increased $14.7 million to $120.8 for the first six months of 1999 compared to $106.1 million for the first six months of 1998. This increase was attributable to Company growth including the addition of 177 employees (primarily through acquisitions) through the twelve months ended June 30, 1999. Operating expenses improved as a percentage of operating margins plus gains to 37.8% for the six months ended June 30, 1999 from 39.8% in the comparable period in 1998.

         INCOME TAXES. Income taxes were higher for the first six months of 1999 compared to the corresponding period in 1998 primarily due to the increase in pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Managed assets were $11.71 billion at June 30, 1999 compared to $10.56 billion at December 31, 1998. Included in managed assets at June 30, 1999 were $11.20 billion in funds employed (including $243.5 million of financing contracts held for sale generated by FRC), $427.3 million of securitized assets managed by FINOVA and $85.0 million of participations sold to third parties. The increase in managed assets was due to funded new business of $2.14 billion for the six months ended June 30, 1999, compared to $1.45 billion for the six months ended June 30, 1998, plus managed assets acquired in the first quarter of 1999 of $486 million, partially offset by an unusually high amount of prepayments and asset sales accompanied by normal portfolio amortization.

         The reserve for credit losses increased to $237.6 million at June 30, 1999 from $207.6 million at December 31, 1998. At June 30, 1999, the reserve for credit losses represented 2.1% of ending managed assets (excluding participations and financing contracts held for sale) compared to 2.0% at year end. Nonaccruing assets increased to $249.6 million or 2.1% of ending managed assets (excluding participations) at June 30, 1999 from $205.2 million or 2.0% of ending managed assets (excluding participations) at the end of 1998. Both the reserve and nonaccruing assets increased in part due to the acquisition of Sirrom Capital Corporation in the first quarter of 1999.

         At June 30, 1999, FINOVA had $9.52 billion of debt outstanding, representing 5.74 times the Company's equity base of $1.66 billion. Included in debt at June 30, 1999 was approximately $4.30 billion of commercial paper and short-term borrowings supported by unused long-term revolving-credit agreements. At year-end 1998, FINOVA's debt was 6.30 times the equity base of $1.33 billion. The reduction in the Company's leverage was primarily the result of adding $343 million of equity in conjunction with the Sirrom acquisition.

         Growth in funds employed is financed by FINOVA's internally generated funds and new borrowings. During the six months ended June 30, 1999, FINOVA issued $1.06 billion of new long-term borrowings and recognized a net increase in commercial paper outstanding of $555.8 million. During the same period, FINOVA repaid $484.1 million of long-term borrowings.

SEGMENT REPORTING

         FINOVA's business is organized into three market groups, which are also its reportable segments: Commercial Finance, Specialty Finance and Capital Markets. Management principally relies on total revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment.

         Total revenue is the sum of operating margin and gains on disposal of assets. Income before allocations is income before income taxes, preferred dividends, corporate overhead expenses and the unallocated portion of the provision for credit losses. Managed assets include each segment's investment in financing transactions plus securitizations and participations sold.

         COMMERCIAL FINANCE. Commercial Finance includes traditional asset-based
businesses  that  lend  against  collateral  such  as  cash  flows,   inventory,
receivables and leased assets.

         Total net revenue was $104.3 million in 1999 compared to $91.2 for the first six months of 1998, an increase of 14.3%. The increase was primarily due to a 19.2% increase in managed assets over the first six months of 1998, partially offset by competitive pricing for asset-based lending business, a decrease in fee-based volume and a 24 basis point decline in the average rate earned on that volume. Overall, fee-based volume decreased to $2.07 billion in 1999 from $2.24 billion in the first six months of 1998.

         Income before allocations increased 19.8% to $40.8 million in 1999 compared to $34.1 million in the first six months of 1998. In addition to portfolio growth, the increase resulted from lower net write-offs in 1999 in the Commercial Services line of business ($3.1 million in 1999 vs. $17.4 million in the first half of 1998), partially offset by higher net write-offs in Corporate Finance ($12.1 million in 1999 vs. $2.4 million in the first half of 1998). Three unusually large write-offs in Corporate Finance in 1999 totaled $9.4 million.

         Managed assets grew to $3.35 billion in the first six months of 1999 from $2.81 billion in the same period in 1998. Rediscount Finance was the largest contributor, with an increase in managed assets of 45% over June 30, 1998. The addition of Growth Finance, which is composed of two small acquisitions, also added to the growth in managed assets at June 30, 1999. New term loan and lease business in Commercial Finance for the first six months of 1999 was $642.6 million compared to $377.1 million for the first six months of 1998. Growth in this segment was partially offset by prepayments of $225.6 million in the first half of 1999 which exceeded prepayments of $154.8 million in the first half of 1998.

         SPECIALTY FINANCE. Specialty Finance includes businesses that lend to a variety of highly focused industry-specific niches.

         Total net revenue increased 11.7% to $187.3 million in the first six months of 1999, compared to $167.7 million in the same period of 1998. The increase in revenue was attributable to 17.8% growth in managed assets, partially offset by lower yields on new business in Resort Finance due to competitive pressures and a reduction in lease income. The reduction in lease income was due to the refinancing of non-recourse debt in a leveraged lease in the Specialty Real Estate Finance portfolio which increased income in 1998, and to Healthcare Finance experiencing a reduction in lease income in 1999 due to assets coming off lease.

         Income before allocations increased 13.4% to $153.3 million for the six months ended June 30, 1999 from $135.1 million for the same period in 1998. The increase in income was primarily due to the growth in total net revenue over the six months ended June 30, 1998, while write-offs and operating expenses in total for the first half of 1999 were only $1.5 million higher than for the first half of 1998.

         Managed assets grew to $7.37 billion in the first six months of 1999 from $6.25 billion in the same period of 1998, an increase of 17.8%. The growth in managed assets was driven by new term loan and lease business of $1.39 billion during the 1999 period, compared to $1.07 billion in 1998, partially offset by a 39.1% increase in prepayments and asset sales in 1999 over the same period in 1998. Communications Finance recorded the highest amount of prepayments ($162.3 million in 1999 vs. $14.7 million in the first half of 1998), most of which occurred due to acquisitions and consolidations in the communications industry.

         CAPITAL MARKETS. Capital Markets, in conjunction with institutional investors, provides commercial mortgage banking services and debt and equity capital funding. Mezzanine Capital (formerly Sirrom Capital Corporation) was added to this segment late in the first quarter of 1999.

         Total net revenue increased to $39.5 million in the six months ended June 30, 1999 from $16.7 million in the same period of 1998. The increase was primarily due to the acquisition of Mezzanine Capital and to the recognition of $10.6 million in gains in Realty Capital ($9.5 million of which resulted from mini-CMBS transactions) in the 1999 period, compared to no gain or loss on disposal of assets for the same period in 1998.

         Income before allocations increased to $12.7 million in the first six months of 1999 from $3.9 million in the first six months of 1998. The increase in income was primarily due to higher total net revenue in the first six months of 1999 than in the same period in 1998.

         Managed assets increased to $892.2 million at June 30, 1999 from $261.8 million at June 30, 1998. The acquisition of Mezzanine Capital in the first quarter of 1999 added $469 million of managed assets to the segment. The remaining increase was due to the additional fundings of Realty Capital's held-to-maturity portfolio and continued origination of CMBS loans, partially offset by sales of $167.3 million in assets in the first six months of 1999.

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

         As of June 30, 1999, FINOVA has completed all the necessary changes to make mission critical applications year 2000 compliant. FINOVA now estimates that 99% of its portfolio is on systems that are ready for the change in century. Acquisitions made during 1998 were migrated to compliant systems during the second quarter. FINOVA intends to promptly address year 2000 issues for any acquisitions consummated after this filing. Where appropriate, new acquisitions will be migrated to existing FINOVA applications that are already year 2000 ready.

         Costs incurred to bring FINOVA's internal systems into year 2000 compliance have not been and are not expected to have a material impact on FINOVA's results of operations. Maintenance and modification costs are expensed as incurred, while the costs of new hardware and software are capitalized and amortized over their estimated useful lives. As of June 30, 1999, FINOVA has incurred expenses of $207,000 and capital costs of $1.7 million related to year 2000 compliance efforts. FINOVA estimates that 90% of anticipated costs have been recognized but will continue to review and revise these figures as necessary on a quarterly basis.

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

         FINOVA is developing contingency plans for the change in century by reviewing departmental needs and establishing procedures to operate manually in the event of a system failure. Existing Business Resumption Plans are expected to be updated by the end of the third quarter to address year 2000 issues as well as various other potential business interruptions. Vacation schedules and holiday schedules are being adjusted to help assure that sufficient staffing is available to address material problems. Critical support relationships will be contacted to help assure that they will be capable of servicing material issues that should arise in a prompt manner. There can be no assurance, however, that trained technical support personnel will be available at that time, as demand for their services could grow considerably.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

         On July 15, 1999, FINOVA dismissed their independent auditors, Deloitte & Touche LLP. On that date, the Company appointed Ernst & Young LLP as independent auditors for the Company.

         FINOVA continues to seek new business by emphasizing customer service, providing competitive interest rates and focusing on selected market niches. Additionally, FINOVA continues to evaluate potential acquisition opportunities it believes are consistent with its business strategies.

NEW ACCOUNTING STANDARDS

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). This statement defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") standarizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no material changes from the information provided in the report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  The following exhibits are filed herewith:

             Exhibit No.                      Document
             -----------                      --------

                 12 Computation of Ratio of Income to Fixed Charges (interim period).

                 27          Financial Data Schedule

          (b)  Reports on Form 8-K:

               A report on Form 8-K, dated July 15, 1999 was filed by Registrant which reported under Items 4, 5 and 7 a change in FINOVA's certifying accountant to Ernst & Young LLP from Deloitte & Touche LLP, and the revenues, net income and selected financial data and ratios for the second quarter ended June 30, 1999 (unaudited).

                           FINOVA CAPITAL CORPORATION

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FINOVA CAPITAL CORPORATION

                                  (Registrant)



Dated: August 13, 1999            By: /s/ Bruno A. Marszowski
                                     -------------------------------------------
                                     Bruno A. Marszowski, Senior Vice President,
                                     Chief Financial Officer and Controller
                                     Principal Financial and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                             JUNE 30, 1999 FORM 10-Q



      Exhibit No.                             Document
      -----------                             --------

          12                 Computation of Ratio of Income to Fixed Charges
                             (interim period).

          27                 Financial Data Schedule