Form 10-Q/A
period 1999-03-31
FINOVA CAPITAL CORP
filed 1999-09-10
CIK 43960

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 1999 and September 8, 1999, 25,000 shares of Common Stock ($1.00 par value) were outstanding.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           FINOVA CAPITAL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    December 31,
                                                       March 31,       1998
                                                         1999        restated
                                                     -----------    -----------
ASSETS:
Cash and cash equivalents                            $    91,033    $    49,519
Investment in financing transactions:
     Loans and other financing contracts               8,270,159      7,354,736
     Leveraged leases                                    802,937        773,942
     Operating leases                                    665,912        648,185
     Fee-based receivables                               618,779        626,499
     Direct financing leases                             382,746        396,759
     Financing contracts held for sale                   345,483        220,100
                                                     -----------    -----------
                                                      11,086,016     10,020,221
     Less reserve for credit losses                     (238,277)      (207,618)
                                                     -----------    -----------
Net investment in financing transactions              10,847,739      9,812,603
Investments                                              211,004        124,792
Goodwill and other assets                                566,026        507,588
                                                     -----------    -----------
                                                     $11,715,802    $10,494,503
                                                     ===========    ===========
LIABILITIES:
 Accounts payable and accrued expenses               $   123,977    $   141,782
 Due to clients                                          203,869        205,655
 Interest payable                                         55,543         65,817
 Senior debt                                           9,327,137      8,394,578
 Deferred income taxes                                   342,502        355,029
                                                     -----------    -----------
                                                      10,053,028      9,162,860
                                                     -----------    -----------
Commitments and contingencies

SHAREOWNER'S EQUITY:
 Common stock, $1.00 par value, 100,000
  shares authorized, 25,000 shares issued                     25             25
 Additional capital                                    1,173,995        870,485
 Retained income                                         502,481        460,447
 Accumulated other comprehensive (loss) income           (13,727)           686
                                                     -----------    -----------
                                                       1,662,774      1,331,643
                                                     -----------    -----------
                                                     $11,715,802    $10,494,503
                                                     ===========    ===========

See notes to interim consolidated condensed financial statements

                           FINOVA CAPITAL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Dollars in Thousands)
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                                         1998
                                                       1999            restated
                                                    ---------         ---------
Interest and income earned from
 financing transactions                             $ 245,222         $ 200,170
Operating lease income                                 27,853            32,663
Interest expense                                     (131,183)         (110,280)
Depreciation                                          (17,226)          (17,170)
                                                    ---------         ---------
Interest margins earned                               124,666           105,383
Volume-based fee income                                12,735            22,156
                                                    ---------         ---------
Operating margin                                      137,401           127,539
Provision for credit losses                            (9,500)           (9,500)
                                                    ---------         ---------
Net interest margins earned                           127,901           118,039
Gains on disposal of assets                            12,370             1,525
                                                    ---------         ---------
                                                      140,271           119,564
Operating expenses                                    (57,499)          (52,878)
                                                    ---------         ---------
Income before income taxes                             82,772            66,686
Income taxes                                          (31,769)          (25,999)
                                                    ---------         ---------
NET INCOME                                          $  51,003         $  40,687
                                                    =========         =========

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1999            1998
                                                     restated        restated
                                                     ---------       ---------
OPERATING ACTIVITIES:
 Net income                                          $  51,003       $  40,687
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for credit losses                         9,500           9,500
     Depreciation and amortization                      24,315          22,734
     Gains on disposal of assets                       (12,370)         (1,525)
     Deferred income taxes                              30,404          17,700
Change in assets and liabilities, net of effects
  from acquisitions                                    (77,265)        (76,345)
Other                                                  (14,565)            329
                                                     ---------       ---------
     Net cash provided by operating activities          11,022         13,080
                                                     ---------       ---------
INVESTING ACTIVITIES:
 Proceeds from sale of assets                           56,204          48,955
 Principal collections on financing transactions       381,104         321,553
 Expenditures for financing transactions              (776,238)       (533,579)
 Expenditures for CMBS transactions                   (159,069)
 Net change in short-term financing transactions      (329,787)       (132,795)
 Cash received in acquisition                           20,942
 Other                                                     739             824
                                                     ---------       ---------
     Net cash used in investing activities            (806,105)       (295,042)
                                                     ---------       ---------
FINANCING ACTIVITIES:
 Net borrowings under commercial paper and
  short-term loans                                     285,935         473,796
 Long-term borrowings                                  855,000         100,000
 Repayment of long-term borrowings                    (309,225)       (223,430)
 Net advances to and contributions from parent          15,640          (3,115)
 Dividends                                              (8,967)         (7,903)
 Net change in due to clients                           (1,786)        (39,414)
                                                     ---------       ---------
     Net cash provided by financing activities         836,597         299,934
                                                     ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                   41,514          17,972
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          49,519          33,193
                                                     ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  91,033       $  51,165
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

         Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the three month period ended March 31, 1999, the Company's management determined that certain noncash amounts had not been properly reflected in the Condensed Statement of Consolidated Cash Flows. As a result, the Condensed Statement of Consolidated Cash Flows for the three month period ended March 31, 1999, has been restated from the amounts previously reported.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) The following exhibits are filed herewith:

         Exhibit No.                         Document
         -----------                         --------

            12 Computation of Ratio of Income to Fixed Charges (interim period). Incorporated by reference to the Company's Form 10-Q for the three months ended March 31, 1999 filed on May 17, 1999.

            27 Financial Data Schedule for the three months ended March 31, 1999. Incorporated by reference to the Company's Form 10-Q for the three months ended March 31, 1999 filed on May 17, 1999.

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


                                 FINOVA CAPITAL CORPORATION
                                        (Registrant)



Dated: September 9, 1999         By: /s/ Bruno A. Marszowski
                                    --------------------------------------------
                                    Bruno A. Marszowski,  Senior Vice President,
                                    Chief Financial Officer and Controller
                                    Principal Financial and Accounting Officer