Form 10-Q/A
period 1999-06-30
FINOVA CAPITAL CORP
filed 1999-09-10
CIK 43960

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 10, 1999 and September 8, 1999, 25,000 shares of Common Stock ($1.00 par value) were outstanding.

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

                           FINOVA CAPITAL CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                       1999             1998
                                                     restated         restated
                                                    -----------     -----------
OPERATING ACTIVITIES:
  Net income                                        $   105,610     $    82,163
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for credit losses                          26,500          25,500
    Depreciation and amortization                        49,204          48,836
    Gains on disposal of assets                         (31,130)         (8,957)
    Deferred income taxes                                53,470          24,247
  Change in assets and liabilities, net of
   effects from acquisitions:
    Increase in other assets                            (19,672)        (52,622)
    Decrease in accounts payable and accrued
     expenses                                           (72,130)        (11,082)
    Increase in interest payable                          8,505           3,758
  Other                                                   5,906             403
                                                    -----------     -----------
      Net cash provided by operating activities         126,263         112,246
                                                    -----------     -----------
INVESTING ACTIVITIES:
  Proceeds from sale of assets                           92,312         167,065
  Proceeds from sale of securitized assets                               31,126
  Proceeds from sale of commercial mortgage
  backed securities ("CMBS") assets                     168,294
  Principal collections on financing transactions     1,181,835         902,960
  Expenditures for financing transactions            (1,630,586)     (1,104,014)
  Expenditures for CMBS transactions                   (280,624)
  Net change in short-term financing transactions      (490,811)       (582,042)
  Cash received in acquisition                           20,942
  Other                                                   1,442           1,303
                                                    -----------     -----------
      Net cash used in investing activities            (937,196)       (583,602)
                                                    -----------     -----------
FINANCING ACTIVITIES:
  Net borrowings under commercial paper
   and short-term loans                                 555,839         623,870
  Long-term borrowings                                  955,000         610,000
  Repayment of long-term borrowings                    (484,077)       (653,316)
  Net contributions from (advances to) Parent           (67,852)         (9,857)
  Dividends                                             (18,741)        (15,814)
  Net change in due to clients                         (107,411)        (83,326)
                                                    -----------     -----------
      Net cash provided by financing activities         832,758         471,557
                                                    -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                    21,825             201

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           49,519          33,193
                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $    71,344     $    33,394
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

         Subsequent to the issuance of the Company's condensed consolidated financial statements as of and for the six month period ended June 30, 1999, the Company's management determined that certain noncash amounts had not been properly reflected in the Condensed Statement of Consolidated Cash Flows. As a result, the Condensed Statement of Consolidated Cash Flows for the six month period ended June 30, 1999, has been restated from the amounts previously reported.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Omitted.

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  The following exhibits are filed herewith:

             Exhibit No.                      Document
             -----------                      --------

                  12 Computation of Ratio of Income to Fixed Charges (interim period). Incorporated by reference to the Company's Form 10-Q for the six months ended June 30, 1999 filed on August 16, 1999.

                  27 Financial Data Schedule. Incorporated by reference to the Company's Form 10-Q for the six months ended June 30, 1999 filed on August 16, 1999.

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