Form 10-Q
period 1999-09-30
FINOVA CAPITAL CORP
filed 1999-11-15
CIK 43960

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                          Commission file number 1-7543

                           FINOVA CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


DELAWARE                                                                                 94-1278569
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                  Identification No.)


1850 North Central Ave., P. O. Box 2209, Phoenix, AZ (until December 10, 1999)           85002-2209
4800 North Scottsdale Road, Scottsdale, AZ (after December 10, 1999)                          85251
(Address of principal executive offices)                                                 (Zip Code)

Registrant's telephone number, including area code           (until December 10, 1999) 602/207-6900
                                                             (after December 10, 1999) 480/636-4800

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 12,1999 25,000 shares of Common Stock ($1.00 par value) were outstanding.

                           FINOVA CAPITAL CORPORATION

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I    FINANCIAL INFORMATION.........................................    1

Item 1.   Financial Statements..........................................    1

     Condensed Consolidated Balance Sheets..............................    1
     Condensed Statements of Consolidated Income........................    2
     Condensed Statements of Consolidated Cash Flows....................    3
     Notes to Interim Condensed Consolidated Financial Information......    4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....   14

Part II   OTHER INFORMATION.............................................   15

Item 6.   Exhibits and Reports on Form 8-K..............................   15

Signatures..............................................................   16

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Dollars in Thousands) (Unaudited)

                                                                    December 31,
                                                  September 30,        1998
                                                      1999           restated
                                                  ------------     ------------
ASSETS:
Cash and cash equivalents                         $     76,871     $     49,519
Investment in financing transactions:
   Loans and other financing contracts               9,170,823        7,354,736
   Leveraged leases                                    816,849          773,942
   Operating leases                                    681,815          648,185
   Fee-based receivables                               614,668          626,499
   Direct financing leases                             375,807          396,759
   Financing contracts held for sale                   313,805          220,100
                                                  ------------     ------------
                                                    11,973,767       10,020,221
   Less reserve for credit loss                       (248,290)        (207,618)
                                                  ------------     ------------
Net investment in financing transactions            11,725,477        9,812,603
Investments                                            298,066          124,792
Goodwill and other assets                              607,708          507,589
                                                  ------------     ------------
                                                  $ 12,708,122     $ 10,494,503
                                                  ============     ============
LIABILITIES:
Accounts payable and accrued expenses             $    125,559     $    141,782
Due to clients                                         118,566          205,655
Interest payable                                        74,125           65,817
Senior debt                                         10,289,419        8,394,578
Deferred income taxes                                  403,035          355,028
                                                  ------------     ------------
                                                    11,010,704        9,162,860
                                                  ------------     ------------
SHAREOWNER'S EQUITY:
Common stock, $1.00 par value, 100,000
  shares authorized, 25,000 shares issued                   25               25
Additional capital                                   1,173,995          870,485
Retained income                                        592,160          460,447
Accumulated other comprehensive income                   7,017              686
Net advances to parent                                 (75,779)
                                                  ------------     ------------
                                                     1,697,418        1,331,643
                                                  ------------     ------------
                                                  $ 12,708,122     $ 10,494,503
                                                  ============     ============

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)


                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               ----------------------    ----------------------
                                              1998                      1998
                                 1999       restated        1999      restated
                               ---------    ---------    ---------    ---------
Interest and income earned
  from financing transactions  $ 289,160    $ 229,290    $ 801,360    $ 644,104
Operating lease income            29,528       24,019       86,249       88,107
Interest expense                (150,142)    (121,937)    (420,478)    (346,909)
Operating lease depreciation     (19,435)     (13,875)     (53,381)     (51,540)
                               ---------    ---------    ---------    ---------
Interest margins earned          149,111      117,497      413,750      333,762
Volume-based fees                 14,317       16,687       38,316       57,946
                               ---------    ---------    ---------    ---------
Operating margin                 163,428      134,184      452,066      391,708
Provision for credit losses      (25,550)     (19,000)     (52,050)     (44,500)
                               ---------    ---------    ---------    ---------
Net interest margins earned      137,878      115,184      400,016      347,208
Gains on disposal of assets       14,880        6,471       46,010       15,429
                               ---------    ---------    ---------    ---------
                                 152,758      121,655      446,026      362,637
Operating expenses               (62,500)     (53,047)    (183,338)    (159,132)
                               ---------    ---------    ---------    ---------
Income before income taxes        90,258       68,608      262,688      203,505
Income taxes                     (34,407)     (25,824)    (101,226)     (78,554)
                               ---------    ---------    ---------    ---------
NET INCOME                     $  55,851    $  42,784    $ 161,462    $ 124,951
                               =========    =========    =========    =========

        See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                         Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                                       1998
                                                        1999         restated
                                                     -----------    -----------
OPERATING ACTIVITIES:
  Net income                                         $   161,462    $   124,951
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for credit losses                         52,050         44,500
      Depreciation and amortization                       76,986         68,726
      Gains on disposal of assets                        (46,010)       (15,429)
      Deferred income taxes                               86,220         49,757
  Change in assets and liabilities, net of effects
    from acquisitions:
      Increase in other assets                           (54,033)       (76,615)
      Decrease in accounts payable
        and accrued expenses                             (66,890)       (10,320)
      Increase (decrease) in interest payable              6,655        (11,418)
      Other                                                1,462          1,006
                                                     -----------    -----------
        Net cash provided by operating activities        217,902        175,158
                                                     -----------    -----------
INVESTING ACTIVITIES:
  Proceeds from sale of assets                           226,047        173,114
  Proceeds from sale of securitized assets                               77,478
  Proceeds from sales of commercial mortgage
    backed securities ("CMBS") assets                    243,762
  Principal collections on financing transactions      1,619,549      1,453,757
  Expenditures for financing transactions             (2,720,924)    (2,215,432)
  Expenditures for CMBS transactions                    (421,329)
  Net change in short-term financing transactions       (757,307)      (561,278)
  Cash received in acquisitions                           20,942
  Other                                                    2,598          1,742
                                                     -----------    -----------
        Net cash used in investing activities         (1,786,662)    (1,070,619)
                                                     -----------    -----------
FINANCING ACTIVITIES:
  Net borrowings under commercial paper
    and short-term loans                                 591,928        874,741
  Long-term borrowings                                 1,788,592        915,000
  Repayment of long-term borrowings                     (591,791)      (663,572)
  Net contributions from (advances to) Parent            (75,779)       (49,288)
  Dividends                                              (29,749)       (58,837)
  Net change in due to clients                           (87,089)       (77,747)
                                                     -----------    -----------
        Net cash provided by financing activities      1,596,112        940,297
                                                     -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS                     27,352         44,836

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            49,519         33,193
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $    76,871    $    78,029
                                                     ===========    ===========

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE A BASIS OF PREPARATION

     The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group").

     The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of September 30, 1999, the results of operations for the quarter and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 1998.

NOTE B SIGNIFICANT ACCOUNTING POLICIES

     The Company reports other comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive income was $57.6 million and $43.6 million for the three months ended September 30, 1999 and 1998, respectively and $167.8 million and $125.4 million for the nine months ended September 30 1999 and 1998, respectively. The primary component of comprehensive income other than net income was unrealized holding gains.

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

Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:

                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
Dollars in Thousands                                   1999            1998
                                                   ------------    ------------
Total net revenue (loss):
  Commercial Finance                               $    159,977    $    138,215
  Specialty Finance                                     278,298         254,637
  Capital Markets                                        67,084           9,924
  Corporate and other                                    (7,283)          4,361
                                                   ------------    ------------
Consolidated total                                 $    498,076    $    407,137
                                                   ============    ============

Income (loss) before allocations:
  Commercial Finance                               $     70,145    $     54,564
  Specialty Finance                                     223,602         204,624
  Capital Markets                                        19,827         (10,236)
  Corporate and other, overhead and
    unallocated provision for credit losses             (50,886)        (45,447)
                                                   ------------    ------------
Income from continuing operations
  before income taxes                              $    262,688    $    203,505
                                                   ============    ============

                                                          September 30,
                                                   ----------------------------
                                                      1999             1998
                                                   ------------    ------------
Managed assets:
  Commercial Finance                               $  3,529,133    $  2,928,326
  Specialty Finance                                   7,841,607       6,626,414
  Capital Markets                                     1,044,259         293,933
  Corporate and other                                    89,306          87,890
                                                   ------------    ------------
Consolidated total                                   12,504,305       9,936,563
Less securitizations and participations sold           (530,538)       (516,019)
                                                   ------------    ------------
Investment in financing transactions               $ 11,973,767    $  9,420,544
                                                   ============    ============

NOTE D ACQUISITION OF SIRROM CAPITAL CORPORATION

     In March 1999, FINOVA acquired Sirrom Capital Corporation ("Sirrom"), a specialty finance company headquartered in Nashville, Tennessee. The acquisition was accounted for using the purchase method of accounting. The purchase price was approximately $343 million in FINOVA Group common stock, excluding converted stock options. Total assets acquired were $619 million, including $65 million in goodwill and $278 million in assumed liabilities and transaction costs. Goodwill is subject to change due to a preliminary estimate of fair values of various private equities and loan balances at the date of acquisition. Goodwill is being amortized over 25 years and covenants not to compete, which are included in goodwill, are being amortized over 3 years.

     The accompanying unaudited pro forma information gives effect to the merger as if it had occurred on January 1, 1999 and 1998 and combines the historical consolidated information of FINOVA and Sirrom for the nine months ended September 30, 1999 and 1998.

     The unaudited comparative pro forma information is not necessarily indicative of the results that actually would have occurred had the merger been consummated on the dates indicated or that may be obtained in the future. The unaudited pro forma financial information does not give effect to the potential cost savings and other synergies that may result from the merger or the possible cash-out of existing stock options held by employees of Sirrom that became fully vested by reason of the adoption of the merger agreement by Sirrom stockholders. There can be no assurance that FINOVA will realize cost savings or synergies from this or any other acquisition. Included in the historical operations of Sirrom for the first nine months of 1999 are approximately $27 million of nonrecurring charges, a significant portion of which related to the acquisition.

Comparative Pro Forma Information                Nine Months Ended September 30,
(Dollars in thousands)                           -------------------------------
                                                    1999                 1998
                                                  --------             --------
Total revenue                                     $902,936             $786,821
Net income                                        $108,872             $ 97,779

     The acquisition resulted in an excess purchase price over the historical net assets acquired. The excess is allocated to the net assets acquired and liabilities assumed, as follows:

Allocation of purchase price:

Purchase price                                                        $ 342,730
Elimination of historical stockholders' equity of Sirrom               (264,056)
                                                                      ---------
Estimated excess purchase price                                       $  78,674
                                                                      =========

Allocation of excess:

     Elimination of unamortized debt costs                            $  (3,227)
     Deferred income taxes                                               44,152
     Assumed liabilities                                                (26,802)
     Goodwill                                                            64,551
                                                                      ---------
                                                                      $  78,674
                                                                      =========

NOTE E RESTATEMENT

     Subsequent to the issuance of the Company's financial statements for the year ended December 31, 1998, the Company's management determined that it should revalue its retained interest in a mini-commercial mortgage-backed securities ("mini-CMBS") transaction. The revaluation resulted in a reduction of the value of the retained portion of the loans and reduced the Company's previously reported gross gains on the transaction. The Company's management also determined that expenses incurred in connection with the origination of new loans under SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases" (SFAS No. 91), should have been deferred and amortized over the estimated loan life. Previously, the Company was deferring loan origination fees received and amortizing them over the lives of the loans in accordance with SFAS No. 91, but electing to expense loan origination costs as incurred. Accordingly, the Company restated its condensed consolidated financial statements for the nine months ended September 30, 1998 for the revaluation of the retained interest in the mini-CMBS transaction and to defer and amortize loan costs over the estimated loan life in accordance with SFAS No. 91, as well as to make several other less material adjustments.

     A summary of the significant effects of the restatements for the three and nine months ended September 30, 1998 is as follows:

                                  Three Months Ended           Nine Months Ended
                                  September 30, 1998           September 30, 1998
                              --------------------------   --------------------------
                              As previously                As previously
(Dollars in thousands)          Reported     As restated     Reported     As restated
                              -------------  -----------   -------------  -----------
Interest margins earned         $ 120,744     $ 117,497      $ 343,543     $ 333,762
Gains on disposal of assets        13,438         6,471         24,243        15,429
Operating expenses                (61,097)      (53,047)      (175,834)     (159,132)
Net income                         44,078        42,784        126,081       124,951

NOTE F PORTFOLIO QUALITY

     The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                               September 30, 1999
                             (Dollars in Thousands)

                                            Revenue Accruing                  Nonaccruing
                                 --------------------------------- --------------------------------     Total
                                   Market              Repossessed            Repossessed  Leases &    Carrying
                                  Rate (1)  Impaired    Assets (2)  Impaired     Assets     Other       Amount       %
                                 ---------  --------   -----------  --------  -----------  --------    --------    ----
Transportation Finance (3)       2,264,741  $  56,141   $          $           $           $         $ 2,320,882   19.3
Resort Finance                   1,457,035                16,467      2,770      21,083                1,497,355   12.5
Rediscount Finance                 967,389                16,722        756         172                  985,039    8.2
Corporate Finance                  875,910     36,810                46,342         901                  959,963    8.0
Commercial Equipment Finance       768,743      1,379      5,138     11,754      19,677       3,032      809,723    6.8
Specialty Real Estate Finance      726,340                35,910     14,987         290         194      777,721    6.5
Franchise Finance                  707,544      1,406      1,882      6,891       2,837         263      720,823    6.0
Healthcare Finance                 640,759                 5,789     37,462                     708      684,718    5.7
Communications Finance             676,051      9,399                17,714                              703,164    5.9
Distribution & Channel Finance     429,869     69,689                11,732                              511,290    4.3
Mezzanine Capital                  416,247     23,399                28,800                              468,446    3.9
Realty Capital                     551,286                                                               551,286    4.6
Business Credit                    339,770      5,752                19,467                              364,989    3.1
Public Finance                     164,215                                                               164,215    1.4
Commercial Services                271,515                            7,779         805                  280,099    2.3
Other (4)                           63,013        940                                        25,353       89,306    0.8
Growth Finance                      56,536                            3,685                               60,221    0.5
Investment Alliance                 24,527                                                                24,527    0.2
                               -----------  ---------   --------   --------    --------    --------  -----------  -----
TOTAL (5)                      $11,401,490  $ 204,915   $ 81,908   $210,139    $ 45,765    $ 29,550  $11,973,767  100.0
                               ===========  =========   ========   ========    ========    ========  ===========  =====

NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.3 million on repossessed assets year to date during 1999, including $1.7 million in Specialty Real Estate Finance, $0.8 million in Resort Finance, $0.4 million in Healthcare Finance, $1.1 million in Rediscount Finance, $0.2 million in Commercial Equipment Finance and $0.1 million in Franchise Finance.
(3) Transportation Finance includes $427.8 million of aircraft financing business booked through the London office.
(4) Primarily includes other assets retained from disposed or discontinued operations.
(5) Excludes $530.5 million of assets securitized and participations sold which the Company manages, including securitizations of $300.0 million in Corporate Finance and $123.7 million in Franchise Finance and participations of $47.6 million in Corporate Finance, $27.2 million in Franchise Finance, $11.9 million in Rediscount Finance, $5.9 in Transportation Finance, $8.0 million in Business Credit and $6.2 million in Resort Finance.

RESERVE FOR CREDIT LOSSES:

     The reserve for credit losses at September 30, 1999 represents 2.1% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                       1999             1998
                                                     ---------        ---------
                                                       (Dollars in Thousands)

Balance, beginning of period                         $ 207,618        $ 177,088
Provision for credit losses                             52,050           44,500
Write-offs                                             (42,183)         (38,672)
Recoveries                                               2,598            1,742
Reserves related to acquisitions                        23,763            2,460
Other                                                    4,444               43
                                                     ---------        ---------
Balance, end of period                               $ 248,290        $ 187,161
                                                     =========        =========

     At September 30, 1999 the total carrying amount of impaired loans was $415.1 million, of which $204.9 million were revenue accruing. A reserve for credit losses of $74.2 million has been established for $110.4 million of nonaccruing impaired loans and $79.9 million has been established for $138.8 million of accruing impaired loans. The remaining $94.2 million of the reserve for credit losses is designated for general purposes and represents management's best estimate of inherent losses in the portfolio considering delinquencies, loss experience and collateral. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     THE FOLLOWING DISCUSSION RELATES TO FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY, "FINOVA" OR THE "COMPANY"). FINOVA IS A WHOLLY OWNED SUBSIDIARY OF THE FINOVA GROUP INC. ("FINOVA GROUP").

     Net income for 1998 has been restated to reflect adjustments described in the Company's report on Form 10-K/A Amendment No. 1 for the year ended December 31, 1998. The effects of the restatements for the nine months ended September 30, 1998 are presented in Note E of the Notes to Interim Consolidated Financial Statements, and have been reflected herein.

RESULTS OF OPERATIONS

     Net income for the nine months ended September 30, 1999 was $161.5 million compared to $125.0 million for the nine months ended September 30, 1998.

     INTEREST MARGINS EARNED. Interest margins earned represents the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases. Interest margins earned were $413.8 million for the nine months ended September 30, 1999, an increase of 24% over interest margins earned of $333.8 million for the same period in 1998. The increase was principally due to annualized portfolio growth of 25% for the nine months ended September 30, 1999. Interest margins earned as a percentage of average earning assets were 5.3% for the nine months ended September 30, 1999, down from 5.4% for the same period in 1998.

     VOLUME-BASED FEES. Volume-based fees are generated by FINOVA's Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. These fees are predominately based on volume-originated business rather than the balance of outstanding financing transactions during the period. For the nine months ended September 30, 1999, volume-based fees were $38.3 million compared to $57.9 million for the nine months ended September 30, 1998. The decrease was due to lower fee-based volume for the nine months ended September 30, 1999 than for the same period in the prior year ($4.8 billion vs. $5.4 billion) and lower commission rates earned on that volume (0.79% vs. 1.07%). The decrease in commission rates was primarily due to an increased percentage of structured finance (brokered) deals in Realty Capital which earn a lower average commission rate than other fee-based products (0.37%), and to the movement by Commercial Services to improved credits with lower commission rates.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was $52.1 million for the nine months ended September 30, 1999 compared to $44.5 million for the same period last year. Net write-offs during the first nine months of 1999 were $39.6 million compared to $36.9 million for the same period in 1998. Corporate Finance incurred $17.1 million in net write-offs in the first nine months of 1999 compared to $4.4 million in the first nine months of 1998. Net write-offs in Commercial Services were $4.4 million in the first nine months of 1999 compared to $21.0 million in the same period in 1998. Net write-offs in other lines of business for the first nine months of 1999 were comparable to net write-offs in the first nine months of 1998.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $46.0 million for the nine months ended September 30, 1999 compared to $15.4 million for the first nine months of 1998. Gains were earned on sales of investments ($16.1 million), sales of CMBS loans ($11.8 million), and on the sales of other assets ($18.1 million) including assets coming off lease in 1999. While in the aggregate FINOVA has historically recognized gains on such disposals, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize gains in the future, depending, in part, on market conditions at the time of sale.

     OPERATING EXPENSES. Operating expenses increased $24.2 million to $183.3 million for the first nine months of 1999 compared to $159.1 million for the first nine months of 1998. This increase was attributable to Company growth including the addition of 154 employees (primarily through acquisitions) during the twelve months ended September 30, 1999. Operating expenses improved as a percentage of operating margins plus gains on disposal of assets to 36.8% for the nine months ended September 30, 1999 from 39.1% in the comparable period in 1998.

     INCOME TAXES. Income taxes were higher for the first nine months of 1999 compared to the corresponding period in 1998 primarily due to the increase in pre-tax income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Managed assets were $12.50 billion at September 30, 1999 compared to $10.56 billion at December 31, 1998. Included in managed assets at September 30, 1999 were $11.97 billion in funds employed (including $313.8 million of financing contracts held for sale generated by FRC), $423.7 million of securitized assets managed by FINOVA and $106.9 million of participations sold to third parties. The increase in managed assets was due to funded new business of $3.43 billion for the nine months ended September 30, 1999, compared to $2.74 billion for the nine months ended September 30, 1998, plus $486 million of assets acquired in the first quarter of 1999, partially offset by prepayments and asset sales accompanied by normal portfolio amortization.

     The reserve for credit losses increased to $248.3 million at September 30, 1999 from $207.6 million at December 31, 1998. At September 30, 1999, the reserve for credit losses represented 2.1% of ending managed assets (excluding participations and financing contracts held for sale) compared to 2.0% at year-end. Nonaccruing assets increased to $285.5 million or 2.3% of ending managed assets (excluding participations) at September 30, 1999 from $249.6 million or 2.1% at June 30, 1999 and from $205.2 million or 2.0% at the end of 1998. Nonaccruing assets increased due to the acquisition of Sirrom Capital Corporation in the first quarter of 1999, and due to the transition of FINOVA's $33 million share of a large syndicated credit facility held by the Healthcare Finance line of business to nonaccruing status in the third quarter of 1999.

     At September 30, 1999, FINOVA had $10.29 billion of debt outstanding, representing 6.06 times the Company's equity base of $1.70 billion. Included in debt at September 30, 1999 was approximately $4.34 billion of commercial paper and short-term borrowings supported by unused long-term revolving-credit agreements. At year-end 1998, FINOVA's debt was 6.30 times the equity base of $1.33 billion. The reduction in the Company's leverage was primarily the result of adding $343 million of equity in conjunction with the Sirrom acquisition.

     Growth in funds employed is financed by FINOVA's internally generated funds and new borrowings. During the nine months ended September 30, 1999, FINOVA issued $1.79 billion of new long-term borrowings and recognized a net increase in commercial paper outstanding of $592.2 million. During the same period, FINOVA repaid $591.8 million of long-term borrowings.

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

     COMMERCIAL FINANCE. Commercial Finance includes traditional asset-based businesses that provide financing through revolving credit facilities and term loans secured by assets such as receivables and inventories, as well as providing factoring and management services.

     Total net revenue was $160.0 million in 1999 compared to $138.2 for the first nine months of 1998, an increase of 15.7%. The increase was primarily due to a 20.5% increase in managed assets over the first nine months of 1998, partially offset by the effects of competitive pressures on pricing in the asset-based lending businesses, a decrease in fee-based volume and a 21 basis point reduction in the average rate earned on that volume. Fee-based volume decreased for the segment to $3.15 billion in 1999 from $3.30 billion in the first nine months of 1998.

     Income before allocations increased 28.6% to $70.1 million in 1999 compared to $54.6 million in the first nine months of 1998. In addition to portfolio growth, the increase resulted from lower net write-offs in 1999 in the Commercial Services line of business ($4.4 million in 1999 vs. $21.0 million in the first nine months of 1998), partially offset by higher net write-offs in Corporate Finance ($17.1 million in 1999 vs. $4.4 million in the first nine months of 1998).

     Managed assets grew to $3.53 billion in the first nine months of 1999 from $2.93 billion in the same period in 1998, primarily due to increases in Rediscount Finance and Corporate Finance. The addition of Growth Finance, which is composed of two small acquisitions, also added to the growth in managed assets at September 30, 1999. New business in Commercial Finance for the first nine months of 1999 was $874.5 million compared to $592.5 million for the first nine months of 1998.

     SPECIALTY FINANCE. Specialty Finance provides a wide variety of lending products such as leases, loans, accounts receivable and cash flow based financing, as well as servicing and collection services to a number of highly focused industry specific niches.

     Total net revenue increased to $278.3 million in the first nine months of 1999, compared to $254.6 million in the same period of 1998. The increase in revenue was attributable to 18.3% growth in managed assets, partially offset by the effects of a one-time revenue enhancement recorded in 1998 from the refinancing of non-recourse debt in a real estate leveraged lease.

     Income before allocations increased to $223.6 million for the nine months ended September 30, 1999 from $204.6 million for the same period in 1998. The increase in income was primarily due to the growth in total net revenue over the nine months ended September 30, 1998.

     Managed assets grew to $7.84 billion in the first nine months of 1999 from $6.63 billion in the same period of 1998, an increase of 18.3%. The growth in managed assets was driven by new business originations (leases and loans) of $2.36 billion during the 1999 period, compared to $2.09 billion in 1998, and by a $129 million decrease in prepayments and asset sales in 1999 compared to the same period in 1998.

     CAPITAL  MARKETS.   Capital  Markets,  in  conjunction  with  institutional
investors, provides commercial mortgage banking services and debt and equity capital funding. Mezzanine Capital (formerly Sirrom Capital Corporation) was added to this segment late in the first quarter of 1999.

     Total net revenue increased to $67.1 million in the nine months ended September 30, 1999 from $9.9 million in the same period of 1998. The increase was primarily due to the acquisition of Mezzanine Capital and to the recognition of $11.8 million in gains on sales of CMBS loans by Realty Capital in the 1999 period, compared to $13 million in losses in the same period of 1998. The increase was partially offset by lower volume-based fees for Realty Capital in 1999 due to an increased percentage of structured finance (brokered) deals with lower commission rates.

     Income before allocations was $19.8 million in the first nine months of 1999 compared to a loss of $10.2 million in the first nine months of 1998. The increase in income was primarily due to higher total net revenue in the first nine months of 1999, partially offset by higher operating expenses due to the acquisition of Mezzanine Capital in the first quarter of 1999.

     Managed assets increased to $1.04 billion at September 30, 1999 from $293.9 million at September 30, 1998. The acquisition of Mezzanine Capital added $469 million of managed assets to the segment. The remaining increase was principally due to additional fundings of Realty Capital's held-to-maturity portfolio and continued origination of CMBS loans.

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

     As of September 30, 1999, FINOVA has completed all the necessary changes to make mission critical applications year 2000 compliant. FINOVA intends to promptly address year 2000 issues for any acquisitions consummated after this filing. Where appropriate, new acquisitions will be migrated to existing FINOVA applications that are already year 2000 ready.

     Costs incurred to bring FINOVA's internal systems into year 2000 compliance are not expected to have a material impact on FINOVA's results of operations. Maintenance and modification costs are expensed as incurred, while the costs of new hardware and software are capitalized and amortized over their estimated useful lives. As of September 30, 1999, FINOVA has incurred expenses of $207,000 and capital costs of $1.7 million related to year 2000 compliance efforts. FINOVA estimates that 90% of anticipated costs have been recognized but will continue to review and revise these figures as necessary on a quarterly basis.

     FINOVA's aggregate cost estimate does not include time and costs that may be incurred as a result of the failure of any third parties to become year 2000 compliant. FINOVA is communicating with customers, software vendors and others to determine if their applications or services are year 2000 compliant and to assess the potential impact on FINOVA related to this issue.

     Risks to FINOVA include that third parties may not have accurately assessed their state of readiness. Similarly, FINOVA cannot assure that the systems of other companies and government agencies on which FINOVA relies will be converted in a timely manner. While FINOVA believes all necessary work on internal systems has been completed, there can be no guarantee that all systems will be compliant by the year 2000.

     FINOVA routinely assesses the year 2000 compliance status of its borrowers and generally requires that they provide representations and warranties regarding their status. FINOVA also attempts to monitor their progress with questionnaires and other means.

     While FINOVA believes it has been diligent in its efforts to reasonably ensure its customers' and service providers' year 2000 compliance, it is possible under a worst case scenario for a number of its borrowers and service providers to not be capable of fully performing their contractual obligations to FINOVA. The financial impact of this worst case scenario cannot reliably be determined.

     FINOVA is developing contingency plans for the change in century by reviewing departmental needs and establishing procedures to operate manually in the event of a system failure. Existing Business Resumption Plans are expected to be updated by the end of November to address year 2000 issues as well as various other potential business interruptions. Vacation schedules and holiday schedules are being adjusted to help assure that sufficient staffing is available to address material problems. Critical support relationships will be contacted to help assure that they will be capable of servicing material issues that should arise in a prompt manner. There can be no assurance, however, that trained technical support personnel will be available at that time, as demand for their services could grow considerably.

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

                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed herewith:

          Exhibit No.    Document
          -----------    --------
              12         Computation of Ratio of Income to Fixed Charges
                         (interim period).

              27         Financial Data Schedule

     (b)  Reports on Form 8-K:

     A report on Form 8-K, dated October 18, 1999 was filed by Registrant which reported under Items 5 and 7 the revenues, net income and selected financial data and ratios for the third quarter ended September 30, 1999 (unaudited).

                           FINOVA CAPITAL CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FINOVA CAPITAL CORPORATION
                                  (Registrant)


Dated: November 15, 1999 By:            /s/ Bruno A. Marszowski
                                        ----------------------------------------
                                        Bruno A. Marszowski, Senior Vice
                                        President, Chief Financial Officer and
                                        Controller Principal Financial and
                                        Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 1999 FORM 10-Q


Exhibit No.    Document
-----------    --------
    12         Computation of Ratio of Income to Fixed Charges (interim period).

    27         Financial Data Schedule