Form 10-K405
period 1999-12-31
FINOVA CAPITAL CORP
filed 2000-03-08
CIK 43960

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20594

                                    FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-7543

                   For the Fiscal Year Ended December 31, 1999


                           FINOVA CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                         94-1278569
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

      4800 North Scottsdale Road
            Scottsdale, AZ                                       85251-7623
(Address of Principal Executive Offices)                         (Zip Code)

        Registrant's Telephone Number, Including Area Code: 480-636-4800

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
        Title of Each Class                                On Which Registered
        -------------------                                -------------------
$175,000,000 Principal Amount of 9-1/8%                  New York Stock Exchange
Note Due February 27, 2002

       Securities registered pursuant to Section 12(g) of the Act: NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

As of March 8, 2000, 25,000 shares of Common Stock ($1.00 par value) were outstanding and were held by an affiliate.

REGISTRANT  MEETS THE CONDITIONS SET FORTH IN GENERAL  INSTRUCTION I (1) (A) AND
(B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                        Website address is www.finova.com
================================================================================

                                TABLE OF CONTENTS
                                  Name of Item

                                     Part I
Item 1.  Business: .........................................................   1
           Introduction ....................................................   1
           General .........................................................   1
           Business Groups .................................................   1
           Portfolio Composition ...........................................   3
           Investment In Financing Transactions ............................   3
           Cost And Use Of Borrowed Funds ..................................  11
           Matched Funding Policy ..........................................  11
           Credit Ratings ..................................................  12
           Residual Realization Experience .................................  12
           Business Development And Competition ............................  13
           Credit Quality ..................................................  13
           Risk Management .................................................  13
           Portfolio Management ............................................  14
           Delinquencies And Workouts ......................................  14
           Governmental Regulation .........................................  14
           Employees .......................................................  15
           Special Note Regarding Forward-Looking Statements ...............  15
Item 2.  Properties ........................................................  16
Item 3.  Legal Proceedings .................................................  16
Item 4.  Submission Of Matters To A Vote Of Security Holders ...............  16

                                     Part II
Item 5.  Market Price of and Dividends on the Registrant's Common
           Equity & Related Shareowner Matters .............................  16
Item 6.  Selected Financial Data ...........................................  17
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  17
Item 7A. Quantitative and Qualitative Disclosure About Market Risk .........  17
Item 8.  Financial Statements & Supplemental Data ..........................  17
Item 9.  Changes in and Disagreements with Accountants on
           Accounting & Financial Disclosure ...............................  17

                                    Part III
Item 10. Directors & Executive Officers of the Registrant ..................  17
Item 11. Executive Compensation ............................................  17
Item 12. Security Ownership of Certain Beneficial Owners & Management ......  17
Item 13. Certain Relationships & Related Transactions ......................  17

                                     Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  18

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

     THE FOLLOWING DISCUSSION RELATES TO FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY "FINOVA" OR THE "COMPANY"). FINOVA IS A WHOLLY-OWNED SUBSIDIARY OF THE FINOVA GROUP INC. ("FINOVA GROUP").

GENERAL

     FINOVA Capital Corporation is a financial services company engaged in providing a broad range of financing and capital market products. FINOVA concentrates on lending to mid-size businesses. FINOVA Capital has been in operation since 1954.

     FINOVA extends revolving credit facilities, term loans and equipment and real estate financing primarily to "middle-market" businesses with financing needs falling generally between $100,000 and $35 million.

     FINOVA operates in 20 specific industry or market niches under three market groups. FINOVA selected these niches because its expertise in evaluating the creditworthiness of prospective customers and its ability to provide value-added services enables the Company to differentiate itself from its competitors. That expertise and ability also enable FINOVA to command pricing that provides a satisfactory spread over its borrowing costs.

     FINOVA seeks to maintain a high quality portfolio and to minimize non-earning assets and write-offs. FINOVA uses defined underwriting criteria and stringent portfolio management techniques. The Company diversifies its lending activities geographically and among a range of industries, customers and loan products.

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

     FINOVA generates interest, lease rentals, fees and other income through charges assessed on outstanding loans, loan servicing, leasing, brokerage and other activities. FINOVA's primary expenses are the costs of funding the loan and lease business, including interest paid on debt, provisions for credit losses, marketing expenses, salaries and employee benefits, servicing and other operating expenses and income taxes.

     FINOVA's principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251, telephone (480) 636-4800. FINOVA also has business development offices throughout the U.S. and in London, U.K. and Toronto, Canada.

BUSINESS GROUPS

     FINOVA operates the following principal lines of business under three market groups:

     COMMERCIAL FINANCE

          * BUSINESS CREDIT offers collateral-oriented revolving credit facilities and term loans for manufacturers, retailers, distributors, wholesalers and service companies. Typical transaction sizes range from $1 million to $5 million. Fremont Capital Corporation, acquired in December 1999, was added to this line of business.
          * COMMERCIAL SERVICES offers full service factoring and accounts receivable management services for entrepreneurial and larger firms, primarily in the textile and apparel industries. The annual factored volume of these companies is generally between $2 million and $100 million. This line provides accounts receivable and inventory financing in addition to loans secured by equipment and real estate.

          * CORPORATE FINANCE provides a full range of cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers and commercial and consumer service businesses. Typical transaction sizes range from $2 million to $35 million.
          * DISTRIBUTION & CHANNEL FINANCE provides inbound and outbound inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers nationwide. Transaction sizes generally range from $500,000 to $30 million.
          * GROWTH FINANCE provides collateral-based working capital financing primarily secured by accounts receivable for manufacturers, wholesale distributors, service companies and importers. Typical transaction sizes range from $100,000 to $1 million and are made to small and midsize businesses with annual sales under $10 million.
          * REDISCOUNT FINANCE offers revolving credit facilities to the independent consumer finance industry including direct loan, automobile, mortgage and premium finance companies. Typical transaction sizes range from $1 million to $35 million.

     SPECIALTY FINANCE

          * COMMERCIAL EQUIPMENT FINANCE offers equipment leases and loans to a broad range of midsize companies. Specialty markets include emerging growth technology industries (primarily biotechnology), electronics, telecommunications, corporate aircraft, supermarket/specialty retailers and most heavy industries. Typical transaction sizes range from $1 million to $20 million.
          * COMMUNICATIONS FINANCE specializes in term financing to advertising and subscriber-supported businesses, including radio and television broadcasting, cable television, paging, outdoor advertising, publishing and emerging technologies such as internet service providers and competitive local exchange carriers. Typical transaction sizes range from $3 million to $40 million.
          * FRANCHISE FINANCE offers equipment, real estate and acquisition financing for operators of established franchise concepts. Typical transaction sizes generally range from $500,000 to $40 million.
          * HEALTHCARE FINANCE offers a full range of working capital, equipment and real estate financing products for the U.S. healthcare industry. Transaction sizes typically range from $500,000 to $35 million.
          * PORTFOLIO SERVICES provides customized receivable servicing and collections for resort timeshare developers and other holders of consumer receivables.
          * PUBLIC FINANCE provides tax-exempt term financing to non-profit corporations, manufacturers, and state and local governments. Typical transaction sizes range from $2 million to $15 million.
          * RESORT FINANCE focuses on construction, acquisition and receivables financing for timeshare resorts, second home communities and fractional interest resorts. Typical transaction sizes ranges from $5 million to $35 million.
          * SPECIALTY REAL ESTATE FINANCE provides senior term acquisition and bridge/interim loans from $5 million to $30 million or more for hotel and resort properties in the U.S., Canada and the Caribbean. Through this division, FINOVA also provides equity investments in credit-oriented real estate sale leasebacks.
          * TRANSPORTATION FINANCE structures equipment loans, leases and acquisition financing for commercial and cargo airlines worldwide, railroads and operators of other transportation-
               related equipment. Typical transaction sizes range from $5 million to $30 million. Through FINOVA Aircraft Investors LLC, FINOVA also seeks to use its market expertise and industry presence to purchase, upgrade and remarket used commercial aircraft.

     CAPITAL MARKETS

          * HARRIS WILLIAMS & CO. provides merger and acquisition advisory services targeting middle market businesses.
          * INVESTMENT ALLIANCE provides equity and debt financing for midsize businesses in partnership with institutional investors and selected fund sponsors. Typical transaction sizes range from $2 million to $15 million.
          * LOAN ADMINISTRATION provides servicing and subservicing of commercial mortgages, business leases and prime and sub-prime consumer loans.
          * MEZZANINE CAPITAL provides secured subordinated debt with warrants to midsize North American companies for expansion capital, buyouts or recapitalizations. Typical transaction sizes range from $2 million to $15 million.
          * REALTY CAPITAL provides commercial real estate bridge/interim mortgage loans and capital markets-funded commercial real estate loans. Typical transaction sizes range from $1 million to $25 million.

     FINOVA is a Delaware corporation. The Company was incorporated in 1965 and is the successor to a California Corporation that was formed in 1954. In March 1992, The Dial Corporation transferred its financial services businesses to FINOVA Group in a spin-off. Since that time, FINOVA has increased its total assets from $2.5 billion at December 31, 1992 to $14.0 billion at December 31,1999. Income from continuing operations increased from $36.8 million in 1992 to $219.0 million in 1999. Management believes FINOVA ranks among the largest independent commercial finance companies in the U.S., based on total assets.

PORTFOLIO COMPOSITION

     The total assets under management consist of FINOVA's net investment in financing transactions plus certain assets that are owned by others but serviced by the Company. Managed assets are not reported on the Company's balance sheet (securitized assets and participations sold). The Company's investment in financing transactions is primarily settled in U.S. dollars.

INVESTMENT IN FINANCING TRANSACTIONS

     The following tables detail FINOVA's investment in financing transactions (before reserve for credit losses) at December 31, 1999, 1998, 1997, 1996 and 1995.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                         Revenue Accruing                      Nonaccruing
                                ----------------------------------   --------------------------------
                                  Market                 Repossessed            Repossessed  Lease &   Total Carrying
                                  Rate(1)     Impaired    Assets(2)  Impaired     Assets      Other        Amount        %
                                -----------   ---------   --------   ---------   ---------   --------   -----------   ------
Commercial Finance Group
 Rediscount Finance             $ 1,059,930   $           $12,574    $  1,071    $ 3,042     $          $ 1,076,617      8.2
 Business Credit                    953,635      4,800                 29,853        905                    989,193      7.5
 Corporate Finance                  845,778     49,792                 43,169        901                    939,640      7.2
 Distribution & Channel Finance     467,720     76,770                 13,867                               558,357      4.3
 Commercial Services                217,518                             2,791      1,930                    222,239      1.7
 Growth Finance                      55,276                             2,625                                57,901      0.4
                                -----------   --------    -------    --------    -------     -------    -----------    -----
                                  3,599,857    131,362     12,574      93,376      6,778                  3,843,947     29.3
                                -----------   --------    -------    --------    -------     -------    -----------    -----
Specialty Finance Group
 Transportation Finance           2,424,262     64,073                                                    2,488,335     19.0
 Resort Finance                   1,584,508                14,383       2,699     19,318                  1,620,908     12.4
 Commercial Equipment Finance       809,456                 5,090      12,000     19,657       2,725        848,928      6.5
 Franchise Finance                  769,162                 1,917       4,953      2,770         172        778,974      5.9
 Specialty Real Estate Finance      726,788                35,807       9,042      6,151         152        777,940      5.9
 Healthcare Finance                 692,876     17,695      5,137      35,076      1,162       5,945        757,891      5.8
 Communications Finance             674,331      3,908                 10,327                               688,566      5.2
 Public Finance                     168,778                                                                 168,778      1.3
                                -----------   --------    -------    --------    -------     -------    -----------    -----
                                  7,850,161     85,676     62,334      74,097     49,058       8,994      8,130,320     62.0
                                -----------   --------    -------    --------    -------     -------    -----------    -----
Capital Markets Group
 Realty Capital                     578,808                             4,614                               583,422      4.4
 Mezzanine Capital                  386,555     21,981                 34,117                               442,653      3.4
 Investment Alliance                 25,292                                                                  25,292      0.2
                                -----------   --------    -------    --------    -------     -------    -----------    -----
                                    990,655     21,981                 38,731                             1,051,367      8.0
                                -----------   --------    -------    --------    -------     -------    -----------    -----
Other (3)                            71,147      1,107                                        24,089         96,343      0.7
                                -----------   --------    -------    --------    -------     -------    -----------    -----
TOTAL (4)                       $12,511,820   $240,126    $74,908    $206,204    $55,836     $33,083    $13,121,977    100.0
                                ===========   ========    =======    ========    =======     =======    ===========    =====

----------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $5.5 million on repossessed assets during 1999, including $2.2 million in Specialty Real Estate Finance, $1.0 million in Resort Finance, $0.5 million in Healthcare Finance, $1.4 million in Rediscount Finance, $0.3 million in Commercial Equipment Finance and $0.1 million in Franchise Finance.
(3) Primarily includes other assets retained from disposed or discontinued operations.
(4) Excludes $483.4 million of assets securitized and participations sold which the Company manages, composed of securitizations of $300.0 million in Corporate Finance and $121.3 million in Franchise Finance and participations of $28.8 million in Corporate Finance, $3.0 million in Communications Finance, $12.3 million in Rediscount Finance, $4.6 million in Transportation Finance, $6.7 million in Business Credit, $6.3 million in Resort Finance and $0.4 million in Other.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                          Revenue Accruing                       Nonaccruing
                                -----------------------------------   ---------------------------------
                                  Market                 Repossessed             Repossessed   Lease &   Total Carrying
                                  Rate(1)     Impaired    Assets(2)   Impaired     Assets       Other       Amount       %
                                -----------   ---------   ---------   ---------   ---------   ---------   -----------  -----
Commercial Finance Group
 Rediscount Finance             $  766,250    $           $   999     $  3,762    $            $          $   771,011    7.7
 Business Credit                   292,696                               7,416                                300,112    3.0
 Corporate Finance                 729,461      16,183                  41,007      1,115                     787,766    7.9
 Distribution & Channel Finance    561,734                               6,029                                567,763    5.7
 Commercial Services               160,012         648                   8,912        936                     170,508    1.7
 Growth Finance                     45,901                                                                     45,901    0.5
                                ----------    --------    -------     --------    -------      -------    -----------  -----
                                 2,556,054      16,831        999       67,126      2,051                   2,643,061   26.5
                                ----------    --------    -------     --------    -------      -------    -----------  -----
Specialty Finance Group
 Transportation Finance          2,140,541      61,895                                                      2,202,436   22.0
 Resort Finance                  1,209,062                 16,415                  24,800                   1,250,277   12.5
 Commercial Equipment Finance      712,854       1,526      4,858       10,884     17,855        4,135        752,112    7.5
 Franchise Finance                 597,916       1,619      1,741        1,763      2,120          274        605,433    6.0
 Specialty Real Estate Finance     635,952      16,966     34,230        9,799      7,620          194        704,761    7.0
 Healthcare Finance                597,201                  7,018        5,902                   1,102        611,223    6.1
 Communications Finance            694,863       7,169                  24,264                                726,296    7.2
 Public Finance                    183,099                                                                    183,099    1.8
                                ----------    --------    -------     --------    -------      -------    -----------  -----
                                 6,771,488      89,175     64,262       52,612     52,395        5,705      7,035,637   70.1
                                ----------    --------    -------     --------    -------      -------    -----------  -----
Capital Markets Group
 Realty Capital                    243,278                                                                    243,278    2.4
 Investment Alliance                12,297                                                                     12,297    0.1
                                ----------    --------    -------     --------    -------      -------    -----------  -----
                                   255,575                                                                    255,575    2.5
                                ----------    --------    -------     --------    -------      -------    -----------  -----
Other (3)                           60,604                                                      25,344         85,948    0.9
                                ----------    --------    -------     --------    -------      -------    -----------  -----
TOTAL (4)                       $9,643,721    $106,006    $65,261     $119,738    $54,446      $31,049    $10,020,221  100.0
                                ==========    ========    =======     ========    =======      =======    ===========  =====

----------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.7 million on repossessed assets during 1998, including $2.4 million in Specialty Real Estate Finance, $1.0 million in Resort Finance, $0.9 million in Healthcare Finance, $0.2 million in Rediscount Finance and $0.2 million in Commercial Equipment Finance.
(3) Primarily includes other assets retained from disposed or discontinued operations.
(4) Excludes $537.6 million of assets securitized and participations sold which the Company manages, composed of securitizations of $300.0 million in Corporate Finance and $136.1 million in Franchise Finance and participations of $49.3 million in Corporate Finance, $21.4 million in Communications Finance, $5.4 million in Resort Finance, $6.9 million in Rediscount Finance, $3.8 million in Business Credit, $12.6 million in Transportation Finance and $2.1 million in Distribution & Channel Finance.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                         Revenue Accruing                      Nonaccruing
                                 --------------------------------   ---------------------------------
                                  Market                Repossessed             Repossessed  Lease &  Total Carrying
                                  Rate(1)     Impaired   Assets(2)   Impaired     Assets      Other       Amount       %
                                 ----------   --------   --------   ----------   --------   ---------   ----------   -----
Commercial Finance Group
 Rediscount Finance             $  609,641   $           $           $    993    $           $          $  610,634     7.2
 Business Credit                   195,897                              7,559                              203,456     2.4
 Corporate Finance                 791,733       981                   26,888                              819,602     9.7
 Distribution & Channel Finance    544,108                              4,333                              548,441     6.5
 Commercial Services               196,843                             30,205                              227,048     2.7
                                ----------   -------     -------     --------    -------     -------    ----------   -----
                                 2,338,222       981                   69,978                            2,409,181    28.5
                                ----------   -------     -------     --------    -------     -------    ----------   -----
Specialty Finance Group
 Transportation Finance          1,631,685                                                               1,631,685    19.4
 Resort Finance                  1,166,199                14,450        3,974     26,240                 1,210,863    14.4
 Commercial Equipment Finance      614,712     1,816                   11,802                  4,030       632,360     7.5
 Franchise Finance                 430,651       808                    2,171                    305       433,935     5.2
 Specialty Real Estate Finance     610,711    24,120      38,055        7,648     10,853         196       691,583     8.2
 Healthcare Finance                525,846                              1,515                    666       528,027     6.3
 Communications Finance            628,947     8,724                   24,452                              662,123     7.9
 Public Finance                    135,826                                                                 135,826     1.6
                                ----------   -------     -------     --------    -------     -------    ----------   -----
                                 5,744,577    35,468      52,505       51,562     37,093       5,197     5,926,402    70.5
                                ----------   -------     -------     --------    -------     -------    ----------   -----
Other (3)                           61,353                                                    23,526        84,879     1.0
                                ----------   -------     -------     --------    -------     -------    ----------   -----
TOTAL (4)                       $8,144,152   $36,449     $52,505     $121,540    $37,093     $28,723    $8,420,462   100.0
                                ==========   =======     =======     ========    =======     =======    ==========   =====

----------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.1 million on repossessed assets during 1997, including $3.1 million in Specialty Real Estate Finance and $1.0 million in Resort Finance.
(3) Primarily includes other assets retained from disposed or discontinued operations.
(4) Excludes assets securitized and participations sold which the Company manages, composed of securitizations of $300.0 million in Corporate Finance and $36.6 million in Franchise Finance and participations of $40.2 million in Corporate Finance, $61.0 million in Communications Finance, $8.5 million in Transportation Finance, $4.6 million in Rediscount Finance, $5.1 million in Resort Finance and $1.9 million in Distribution & Channel Finance.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                         Revenue Accruing                    Nonaccruing
                                 --------------------------------   ------------------------------
                                   Market               Repossessed          Repossessed  Lease &  Total Carrying
                                  Rate(1)     Impaired   Assets(2)  Impaired    Assets     Other       Amount      %
                                 ----------   --------   --------   --------   --------   --------   ----------  -----
Commercial Finance Group
 Rediscount Finance             $  421,232    $          $          $   245    $          $         $  421,477     5.8
 Business Credit                   160,006                           11,963                            171,969     2.4
 Corporate Finance                 630,399      3,211                14,695        335                 648,640     8.9
 Distribution & Channel Finance    314,446                            1,273                            315,719     4.3
 Commercial Services               220,701                            3,419                            224,120     3.0
                                ----------    -------    -------    -------    -------    -------   ----------   -----
                                 1,746,784      3,211                31,595        335               1,781,925    24.4
                                ----------    -------    -------    -------    -------    -------   ----------   -----
Specialty Finance Group
 Transportation Finance          1,330,578                                                           1,330,578    18.2
 Resort Finance                  1,124,462      2,963     13,878         77     25,136               1,166,516    15.9
 Commercial Equipment Finance      570,574                            7,900                 6,564      585,038     8.0
 Franchise Finance                 366,202      1,104                 1,985                   996      370,287     5.0
 Specialty Real Estate Finance     700,932     30,245     46,068      6,748      9,853        940      794,786    10.8
 Healthcare Finance                497,540                            1,304                 1,194      500,038     6.8
 Communications Finance            535,701      8,796                14,129      3,095                 561,721     7.7
 Public Finance                    150,361                               13                            150,374     2.1
                                ----------    -------    -------    -------    -------    -------   ----------   -----
                                 5,276,350     43,108     59,946     32,156     38,084      9,694    5,459,338    74.5
                                ----------    -------    -------    -------    -------    -------   ----------   -----
Other                               73,158                                                  4,498       77,656     1.1
                                ----------    -------    -------    -------    -------    -------   ----------   -----
TOTAL (3)                       $7,096,292    $46,319    $59,946    $63,751    $38,419    $14,192   $7,318,919   100.0
                                ==========    =======    =======    =======    =======    =======   ==========   =====

----------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $5.1 million on repossessed assets during 1996, including $4.4 million in Specialty Real Estate Finance and $0.7 million in Resort Finance.
(3) Excludes assets securitized and participations sold which the Company manages, composed of securitizations of $300.0 million in Corporate Finance and participations of $24.6 million in Corporate Finance, $27.5 million in Communications Finance, $4.8 million in Rediscount Finance, $4.4 million in Resort Finance and $3.2 million in Distribution & Channel Finance.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


                                        Revenue Accruing                     Nonaccruing
                                 --------------------------------   ------------------------------
                                  Market                Repossessed          Repossessed  Lease &  Total Carrying
                                  Rate(1)     Impaired   Assets(2)  Impaired    Assets     Other         Amount     %
                                 ----------   --------   --------   --------   --------   --------   ----------   -----
Commercial Finance Group
 Rediscount Finance             $  345,264    $          $          $          $          $         $  345,264      5.4
 Business Credit                   200,365                           12,685                            213,050      3.3
 Corporate Finance (3)             631,295      5,274                19,592         335                656,496     10.3
 Distribution & Channel Finance    202,879                              430                            203,309      3.2
 Commercial Services               188,892                              594                            189,486      3.0
                                ----------    -------    -------    -------    --------   -------   ----------    -----
                                 1,568,695      5,274                33,301         335              1,607,605     25.2
                                ----------    -------    -------    -------    --------   -------   ----------    -----
Specialty Finance Group
 Transportation Finance            929,043                                                             929,043     14.6
 Resort Finance                    943,661      2,849     12,064      2,583      26,559                987,716     15.6
 Commercial Equipment Finance      345,039                               69                 6,079      351,187      5.5
 Franchise Finance                 327,356      1,462                 6,408                 1,850      337,076      5.3
 Specialty Real Estate Finance     703,018      3,898     42,304     15,264      18,231       988      783,703     12.3
 Healthcare Finance                451,503                               81                 1,231      452,815      7.1
 Communications Finance            662,191      2,502      2,217     16,817       4,863                688,590     10.8
 Public Finance                    121,956                                                     47      122,003      1.9
                                ----------    -------    -------    -------    --------   -------   ----------    -----
                                 4,483,767     10,711     56,585     41,222      49,653    10,195    4,652,133     73.1
                                ----------    -------    -------    -------    --------   -------   ----------    -----
Other                               94,755      1,275                 2,360                 6,061      104,451      1.7
                                ----------    -------    -------    -------    --------   -------   ----------    -----
TOTAL (3)                       $6,147,217    $17,260    $56,585    $76,883    $ 49,988   $16,256   $6,364,189    100.0
                                ==========    =======    =======    =======    ========   =======   ==========    =====

----------
NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $4.2 million on repossessed assets during 1995, including $3.2 million in Specialty Real Estate Finance, $0.6 million in Resort Finance and $0.4 million in Communications Finance.
(3) Excludes $200 million of securitized assets which are managed by the Company.

     The Company's geographic portfolio diversification at December 31, 1999 was as follows:

            State                               Total             Percent
            -----                               -----             -------
                                       (Dollars in Thousands)
          California                        $ 2,014,346             14.8%
          Florida                             1,365,676             10.0%
          Texas                               1,081,933              8.0%
          New York                              866,821              6.4%
          Illinois                              477,287              3.5%
          Georgia                               440,981              3.2%
          New Jersey                            429,370              3.2%
          Arizona                               389,931              2.9%
          Pennsylvania                          339,866              2.5%
          Virginia                              334,518              2.5%
          Nevada                                318,775              2.3%
          Missouri                              303,266              2.2%
          South Carolina                        298,393              2.2%
          Minnesota                             274,281              2.0%
          Other (1)                           4,669,930             34.3%
                                            -----------             ----
          Total managed assets              $13,605,374              100%
                                            ===========             ====

----------
NOTE:
(1) Other includes all states which on an individual basis represent less than 2% of the total; and international, which represents approximately 10% of the total.

     The following is an analysis of the reserve for credit losses for the years ended December 31:

                              1999      1998       1997       1996       1995
                            --------  --------   --------   --------   --------
                                             (Dollars in Thousands)
Balance, beginning of year  $207,618  $177,088   $148,693   $129,077   $110,903
Provision for credit losses   76,800    82,200     69,200     41,751     39,568
Write-offs                   (60,372)  (59,037)   (45,487)   (32,017)   (27,631)
Recoveries                     3,518     2,279      2,287      3,296      2,104
Acquisitions and other        37,419     5,088      2,395      6,586      4,133
                            --------  --------   --------   --------   --------
Balance, end of year        $264,983  $207,618   $177,088   $148,693   $129,077
                            ========  ========   ========   ========   ========

     Included above is a specific impairment reserve of $146.7 million at December 31, 1999, which applies to $298.6 million of the $446.3 million of impaired loans. The remaining $118.3 million of the reserve for credit losses represents management's best estimate of inherent losses in the remaining portfolio considering delinquencies, loss experience and collateral. At December 31, 1998, the specific impairment reserve was $37.1 million, which applied to $98.7 million of the $225.7 million of impaired loans. Additions to reserves are reflected in current operations and are fungible between impairment reserves and other reserves. Included in the $37.4 million in acquisitions and other is $20.5 million in reserves for credit losses acquired with the acquisition of Sirrom and $12.2 million in reserves acquired in the acquisition of Fremont.

     Write-offs and recoveries by line of business, during the years ended December 31, were as follows:

                                        1999      1998      1997       1996      1995
                                        ----      ----      ----       ----      ----
                                                        (Dollars in thousands)
WRITE-OFFS
Commercial Finance Group
 Corporate Finance                     $18,088   $ 6,728   $ 6,577   $ 9,470   $ 4,660
 Commercial Services                     8,385    36,286    24,382     5,098     3,728
 Distribution & Channel Finance          3,996     2,609     1,777                 201
 Rediscount Finance                      3,523     1,500
 Growth Finance                          2,590
 Business Credit                         2,367     1,253                           452
                                       -------   -------   -------   -------   -------
                                        38,949    48,376    32,736    14,568     9,041
                                       -------   -------   -------   -------   -------
Specialty Finance Group
 Commercial Equipment Finance            6,030     3,845     3,722     3,207     2,271
 Communications Finance                  3,100       494       750     2,994     4,037
 Healthcare Finance                      1,327     1,502     1,798     1,018       314
 Franchise Finance                       1,064     3,035       696     3,267     3,448
 Resort Finance                            656               2,700     4,275     2,000
 Specialty Real Estate Finance             500     1,785     2,106     1,793     2,275
                                       -------   -------   -------   -------   -------
                                        12,677    10,661    11,772    16,554    14,345
                                       -------   -------   -------   -------   -------
Capital Markets Group
 Mezzanine Capital                       8,222
                                       -------   -------   -------   -------   -------
                                         8,222
                                       -------   -------   -------   -------   -------
Other                                      524                 979       895     4,245
                                       -------   -------   -------   -------   -------
Total Write-Offs                        60,372    59,037    45,487    32,017    27,631
                                       -------   -------   -------   -------   -------
RECOVERIES
Commercial Finance Group
 Corporate Finance                         234        48        99        10       247
 Commercial Services                     1,007       623     1,127     1,488       482
 Distribution & Channel Finance             72                            33        20
 Rediscount Finance                         46
 Business Credit                           381       434
                                       -------   -------   -------   -------   -------
                                         1,740     1,105     1,226     1,531       749
                                       -------   -------   -------   -------   -------
Specialty Finance Group
 Commercial Equipment Finance              257       200       514       829       116
 Communications Finance                                                            250
 Healthcare Finance                        139       542        94         8        52
 Franchise Finance                         824       255       263       422       115
 Resort Finance                                                           26        22
 Specialty Real Estate Finance             371                           177        80
                                       -------   -------   -------   -------   -------
                                         1,591       997       871     1,462       635
                                       -------   -------   -------   -------   -------
Capital Markets Group
 Mezzanine Capital                          68
                                       -------   -------   -------   -------   -------
                                            68
                                       -------   -------   -------   -------   -------
Other                                      119       177       190       303       720
                                       -------   -------   -------   -------   -------
Total Recoveries                         3,518     2,279     2,287     3,296     2,104
                                       -------   -------   -------   -------   -------
Total Net Write-Offs                   $56,854   $56,758   $43,200   $28,721   $25,527
                                       =======   =======   =======   =======   =======
Net write-offs as a percentage
 of average managed assets (excluding
 participations sold)                     0.48%     0.60%     0.53%     0.41%     0.44%
                                       =======   =======   =======   =======   =======

     A further breakdown of the portfolio by line of business can be found in Consolidated Financial Statements - Annex A ("Annex A"), Notes B and C.

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

     The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA for each of the periods listed:

                                                                     Year Ended December 31,
                                                              ------------------------------------
                                                              1999    1998    1997    1996    1995
                                                              ----    ----    ----    ----    ----
Short-term and variable rate long-term debt                   5.7%    6.1%    6.4%    6.5%    7.2%
Fixed-rate long-term debt                                     6.7%    7.0%    7.1%    7.2%    7.3%
Aggregate borrowed funds                                      6.1%    6.4%    6.6%    6.8%    7.2%
Rate earned on average earning assets (1) (2)                11.3%   11.9%   11.5%   11.4%   11.7%
Operating margin as a percentage of average earning assets    5.8%    6.3%    5.9%    5.7%    5.6%

----------
NOTES:
(1) Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.
(2)  Earned amounts are net of depreciation.

     The effective costs presented above include costs of commitment fees and related borrowing costs. They do not necessarily predict future costs of funds. For further information on FINOVA's cost of funds, refer to Annex A, Notes E and F.

     Following are the ratios of income to fixed charges ("ratio") for each of the past five years:

                             Year Ended December 31,
            ---------------------------------------------------------
            1999         1998         1997         1996          1995
            ----         ----         ----         ----          ----
            1.59         1.55         1.54         1.51          1.45
            ====         ====         ====         ====          ====

     Income for fixed charges consists of income from continuing operations before income taxes and fixed charges. Fixed charges include interest and related debt expense and a portion of rental expense representative of interest.

     Variations in interest rates generally do not have a substantial impact on the ratio because fixed-rate and floating-rate assets are generally matched with liabilities of similar rate and term.

MATCHED FUNDING POLICY

     FINOVA follows a "matched funding" policy. Under that policy, it generally funds the floating-rate assets (loans and leases to FINOVA's borrowers) with floating-rate liabilities (FINOVA's debt) and fixed-rate assets with fixed-rate liabilities to the extent feasible. This policy helps protect FINOVA from changes in interest rates. For further discussion on FINOVA's debt and matched funding policy, see Annex A, Notes E and F.

CREDIT RATINGS

     FINOVA currently has investment-grade credit ratings from the following rating agencies:

                                                COMMERCIAL
                                                  PAPER         SENIOR DEBT
                                                ----------      -----------
     Duff & Phelps Credit Rating Co.                D1               A
     Fitch Investors Services, Inc.                 F1               A
     Moody's Investors Service, Inc.                P2              Baa1
     Standard & Poor's Ratings Group                A2               A-

     FINOVA (Canada) Capital Corporation, a subsidiary of FINOVA, has a rating with Dominion Bond Rating Service Limited of R-1 (low) for commercial paper.

     In February 2000, FINOVA (Canada) Finance Inc., a subsidiary of FINOVA, received a rating with Dominion Bond Rating Service Limited of A (low) for the Medium Term Note Program.

     There can be no assurance that these ratings will be maintained. The ratings can be modified at any time. A credit rating is not a recommendation to buy, sell or hold securities. Each rating should be evaluated independently of any other rating.

RESIDUAL REALIZATION EXPERIENCE

     Each year since its inception, FINOVA has earned total proceeds from the sale of assets upon lease termination in excess of carrying amounts. There can be no assurance, however, that those results can be achieved in future years. Actual proceeds will depend on current market values for those assets at the time of sale. While market values are generally beyond the control of FINOVA, the Company has some discretion in the timing of sales of the assets. Sales proceeds on lease terminations in excess of carrying amounts are reported as gains on disposal of assets when the assets are sold.

     Income from leasing transactions is affected by gains from asset sales on lease termination and, hence can be somewhat less predictable than income from lending activities. During the five years ended December 31, 1999, the proceeds to FINOVA from sales of assets on early termination and the expiration of leases have exceeded the carrying amounts and estimated residual values as follows:

               Early Terminations                                 Terminations at End of Lease Term
---------------------------------------------------------  -----------------------------------------------
                                                                             Estimated      Proceeds as a %
                      Carrying Amount   Proceeds as a %                    Residual Value    of Estimated
Year   Sales Proceeds    of Assets     of Carrying Amount  Sales Proceeds    of Assets      Residual Value
----   --------------    ---------     ------------------  --------------    ---------      --------------
                                     (Dollars in Thousands)
1999     $  95,721       $ 81,000             118%            $ 29,474       $ 23,559            125%
1998        82,671         67,650             122%              40,571         35,647            114%
1997       114,680         96,656             119%              78,419         71,914            109%
1996        87,311         75,910             115%              16,334         13,872            118%
1995         1,402            905             155%              32,509         25,566            127%

     The estimated residual value of direct finance and leveraged lease assets in the accounts of FINOVA at December 31, 1999 was 34.4% of the original cost of those assets (30.3% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at that date had initial terms ranging from one to 25 years. The average initial term weighted by carrying amount at inception and the average remaining term weighted by remaining carrying amount of financing contracts at December 31, 1999 for financing contracts excluding leveraged leases were generally 7.0 and
5.1 years,  respectively,  and for leveraged leases were  approximately 18.4 and
10.4 years, respectively. The comparable average initial term and remaining term at December 31, 1998 for financing contracts excluding leveraged leases were generally 7.5 and 5.4 years, respectively, and for leveraged leases were approximately 18.7 and 11.2 years, respectively. FINOVA uses either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease. Actual proceeds could differ from those appraised values.

     For a discussion of accounting for lease transactions, refer to Annex A, Notes A and B.

BUSINESS DEVELOPMENT AND COMPETITION

     FINOVA seeks to develop business primarily through direct solicitation by its own sales force. Customers are also introduced by independent brokers and referred by other financial institutions and other sources.

     FINOVA is engaged in an extremely competitive activity. It competes with banks, savings and thrift institutions, insurance companies, leasing companies, the credit units of equipment manufacturers and other finance companies. Some of these competitors have substantially greater financial resources and are able to borrow at costs below those of FINOVA. FINOVA's principal competitive advantages are customer service, middle-market and industry niche focus, structuring expertise and its broad array of financial products. The interest rate FINOVA charges for money is a function of its borrowing costs, its operating costs and other factors. While many of FINOVA's larger competitors are able to offer lower interest rates due chiefly to their lower borrowing costs, FINOVA seeks to maintain the competitiveness of the rates it offers by emphasizing strict discipline over its operating costs. FINOVA's ability to manage costs is, in part, dependent on factors beyond the Company's control, such as the cost of funds, outside litigation expenses and competitive salaries.

CREDIT QUALITY

     FINOVA has maintained its asset base generally through the use of defined underwriting standards, portfolio management techniques, monitoring of covenant compliance and active collections and workout efforts.

RISK MANAGEMENT

     FINOVA generally investigates its prospective customers through a review of historical financial statements, published credit reports, credit references, discussion with management, analysis of location feasibility, personal visits and collateral appraisals and inspections. In many cases, depending upon the results of its credit investigations and the nature of the financing being provided, FINOVA obtains additional collateral or guarantees from other parties. As part of its underwriting process, FINOVA considers the management, industry, financial position and collateral being provided by a proposed borrower or lessee. The purpose, term, amortization and amount of any proposed transaction generally must be clearly defined and within established corporate guidelines. In addition, FINOVA attempts to avoid undue concentrations in any one customer, industry or geographic region.

     * MANAGEMENT. FINOVA considers the reputation, experience and depth of management; quality of product or service; adaptability to changing markets and demand; and prior banking, finance and trade relationships.

     * INDUSTRY. FINOVA evaluates critical aspects of each industry to which it lends, including general trend, seasonality and cyclicality; governmental regulation; the effects of taxes; the economic value of goods or services provided; and potential environmental or other liabilities.

     * FINANCIAL POSITION. FINOVA's review of a prospective borrower normally includes a thorough analysis of the borrower's financial performance. Items considered include net worth; composition of assets and liabilities; debt service coverage; liquidity; sales growth and earning power; and cash flow generation and reliability.

     * COLLATERAL. FINOVA regards collateral as an important factor in a credit evaluation and, for collateral dependent transactions, has established maximum loan to value ratios, normally ranging from 60% - 90%, for each of its lines of business.

     The underwriting process includes, in addition to the analysis of the factors noted above, the design and implementation of transaction structure and strategies to mitigate identified risks; a review of transaction pricing relative to product-specific return requirements and acknowledged risk elements; a multi-step, interdepartmental review and approval process with varying levels of authority dependent on the size of the transaction; and periodic interdepartmental reviews and revision of underwriting guidelines.

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

     FINOVA's financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer's expense. Contract payment rates are based on several factors, including the costs of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In direct finance lease transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates and technological developments.

PORTFOLIO MANAGEMENT

     In addition to the review at the time of original underwriting, FINOVA attempts to preserve and enhance the earnings quality of its portfolio through proactive management of its financing relationships with its clients. Generally, this process includes the periodic appraisal or verification of the collateral to determine loan exposure and residual values; sales of residuals and warrants to generate supplemental income; and review and management of covenant compliance. Generally, the Portfolio Management department or dedicated personnel within the business units regularly review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer; conduct periodic assessments of the underlying collateral; seek to identify issues concerning the vulnerabilities of the customer; seek to resolve outstanding issues with the borrower; periodically review and address covenant compliance issues; and prepare periodic summaries of the aggregate portfolio quality and concentrations for management review.

     Evaluation for loan impairment is performed as a part of the portfolio management review process. When a loan is determined to be impaired, a write-down is taken or an impairment reserve is established, if required, based on the difference between the recorded balance of the loan ("carrying amount") and the fair value of the collateral.

DELINQUENCIES AND WORKOUTS

     FINOVA monitors the timing of payments on its accounts. For term loans and leases, when an invoice is 10 days past due, the customer is typically contacted, and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If satisfactory results are not obtained in communication with the customer, the guarantor(s) are usually contacted to advise them of the situation and the potential obligation under the guarantee agreement, if any. If an invoice becomes 31 days past due, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due. Between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel generally is retained to help protect FINOVA's rights and to pursue its remedies.

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

     Management believes that collateral values significantly reduce loss exposure and that the reserve for credit losses is adequate. For additional information regarding the reserve for credit losses, see Annex A, Note C.

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

EMPLOYEES

     At December 31,1999, the Company had 1,426 employees compared to 1,227 at December 31, 1998. The increase primarily included employees from companies acquired in 1999. None of these employees were covered by collective bargaining agreements. FINOVA believes its employee relations are satisfactory.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this report are "forward-looking," in that they do not discuss historical fact but instead note future expectations, projections, intentions or other items. These forward-looking statements include matters in the sections of this report captioned "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosure About Market Risk." They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA's actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

* The results of FINOVA's efforts to implement its business strategy. Failure to fully implement its business strategy might result in decreased market penetration, adverse effects on results of operations and other adverse results.

* The effect of economic conditions and the performance of FINOVA's borrowers. Economic conditions in general or in particular market segments could impact the ability of FINOVA's borrowers to operate or expand their businesses, which might result in decreased performance for repayment of their obligations or reduce demand for additional financing needs. The rate of borrower defaults or bankruptcies may increase. Economic conditions could adversely affect FINOVA's ability to realize gains from sales of assets and investments. Those items could be particularly sensitive to changing market conditions. Certain changes in fair market values must be reflected in FINOVA's reported financial results.

* Actions of FINOVA's competitors and FINOVA's ability to respond to those actions. As noted in "Business Development and Competition," FINOVA seeks to remain competitive without sacrificing prudent lending standards. Doing business under those standards becomes more difficult, however, when competitors offer financing with lower pricing or less stringent criteria. FINOVA may not be successful in maintaining and continuing asset growth at historic levels.

* The cost of FINOVA's capital. That cost depends on many factors, some of which are beyond FINOVA's control, such as its portfolio quality, ratings, prospects and outlook. Changes in the interest rate environment may reduce profit margins.

* Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some of FINOVA's financing products.

* Necessary technological changes may be more difficult, expensive or time consuming than anticipated.

*    Costs or difficulties related to integration of acquisitions.

*    Other risks detailed in FINOVA's other SEC reports or filings.

     FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

ITEM 2. PROPERTIES.

     FINOVA's principal executive offices are located in Scottsdale, Arizona. FINOVA operates various additional offices in the United States, one in Canada and one in Europe. All of these properties are leased. Alternative office space could be obtained without difficulties in the event leases are not renewed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY & RELATED SHAREOWNER MATTERS.

     There is no market for the Company's common stock, as the Company is wholly owned by FINOVA Group. Dividends paid on common stock for the first through fourth quarters of 1999 were $9.0 million, $9.8 million, $11.0 million and $11.0 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

     Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     See pages 1 - 9 of Annex A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     See page 10 of Annex A.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA.

     1.   Financial Statements - See Item 14 hereof and Annex A.
     2.   Supplementary  Data - See  Condensed  Quarterly  Results  included  in
          Supplemental   Selected   Financial  Data  of  Notes  to  Consolidated
          Financial Statements included in Annex A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

     See Recent Developments and Business Outlook on pages 8 - 9 of Annex A.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed.

     1.   Financial Statements.

          The  following financial statements of FINOVA are included in Annex A:

                                                                         Annex A
                                                                          Page
                                                                         -------
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                 1-9
     Quantitative and Qualitative Disclosure about Market Risk              10
     Report of Management, Report of Independent Auditors
       and Independent Auditors' Report                                   11-13
     Consolidated Balance Sheets                                            14
     Statements of Consolidated Income                                      15
     Statements of Consolidated Shareowner's Equity                         16
     Statements of Consolidated Cash Flows                                  17
     Notes to Consolidated Financial Statements                           18-36
     Supplemental Selected Financial Data                                   37

     2. All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

     3. Exhibits.

        Exhibit No.
        -----------
          (3.A) Certificate of Incorporation, as amended through the date of this filing (incorporated by reference from FINOVA's report of Form 10-K for the year ended December 31, 1994 (the "1994 10-K") Exhibit 3.A.

          (3.B) Bylaws, as amended through the date of this filing (incorporated by reference from FINOVA's report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")
                    Exhibit 3.B).

          (4.A) Form of FINOVA's Common Stock Certificate (incorporated by reference from the 1994 10-K, Exhibit 4.B).

          (4.B) Relevant portions of FINOVA's Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3.B (above are incorporated by reference).

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

        Exhibit No.
        -----------
          (4.E) Form of Indenture dated as of October 1, 1995 between FINOVA and the Trustee named therein (incorporated by reference from FINOVA's report on Form 8-K dated October 24, 1995,
                    Exhibit 4.1).

          (4.F) Indenture, dated as of May 15, 1999, between FINOVA and Norwest Bank Minnesota, National Association (incorporated by reference from FINOVA's Registration Statement on Form S-3/A, SEC File No. 333-74473-01, filed on May 28, 1999,
                    Exhibit 4.8.B).

          (4.F.1) Indenture, dated as of May 15, 1999, between FINOVA and FMB Bank (incorporated by reference from FINOVA's Registration Statement on Form S-3/A, SEC File No. 333-74473-01, filed on May 28, 1999, Exhibit 4.8.C).

          (4.F.2) Indenture, dated as of May 15, 1999 between FINOVA and The First National Bank of Chicago (incorporated by reference from FINOVA's Registration Statement on Form S-3/A, SEC File No. 333-74473-01, filed on May 28, 1999, Exhibit 4.8.A).

          (4.F.3) Form of Trust Indenture among FINOVA (Canada) Finance Inc., FINOVA Capital Corporation and CIBC Mellon Trust Company made as of February 25, 2000 (incorporated by reference report on Form 10-K for year ended December 31, 1999 (the "FINOVA Group 1999 10-K") Exhibit 4.G.4).

          (4.G) Form of Indenture, dated as of March 20, 1998, between FINOVA Group, FINOVA and The First National Bank of Chicago as Trustee (incorporated by reference from FINOVA Group and FINOVA's registration statement on Form S-3, Registration No. 333-38171-01, Exhibit 4.8).

          (10.A) Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement, dated as of May 31, 1976 among FINOVA and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminister Bank USA, as agents (the "Agents") and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA's report on Form 8-K dated May 23, 1994, Exhibit 10.1).

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

          (10.A.5) Fifth Amendment dated as of May 20, 1997 to Sixth Amendment noted in 10.A above (incorporated by reference from the 1997 10-K, Exhibit 10.A.5).

          (10.A.6) Sixth Amendment dated as of May 17, 1999 to Sixth Amendment and Restatement of Credit Agreement dated as of May 16, 1994 (incorporated by reference from The FINOVA Group 1999 10-K,
                    Exhibit 10.A.6).

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

          (10.B.2) Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

          (10.B.3) Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

          (10.B.4) Fourth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from 1996 10-K, Exhibit B.4).

          (10.B.5) Fifth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 1997 10-K, Exhibit 10.B.5).

          (10.B.6) Sixth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from The FINOVA Group 1999 10-K,
                    Exhibit 10.B.6).

          (10.C) Exhibits relating to management compensation are omitted due to the reduced disclosure format, which can be found as exhibits to FINOVA Group 1999 10-K.

          (12)      Computation of Ratio of Income to Fixed Charges.*

          (23)      Consent of Independent Auditors from Ernst & Young LLP.*

          (23.1)    Independent Auditors' Consent from Deloitte & Touche LLP.*

          (24)      Powers of Attorney.*

          (27)      Financial  Data  Schedule  for the year ended  December  31,
                    1999.*

----------
*    Filed with this report.
+    Relating to management compensation

(b)  Reports on Form 8-K.

     A report on Form 8-K, dated January 21, 2000, was filed by FINOVA which reported under Items 5 and 7 the revenues, net income and selected Financial and ratios for fourth quarter and year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Scottsdale, Arizona on March 8, 2000.

                           FINOVA CAPITAL CORPORATION


                          By /s/ Samuel L. Eichenfield
                      -------------------------------------
                              Samuel L. Eichenfield
                      Chairman and Chief Executive Officer
                            (Chief Executive Officer)


                           By: /s/ Bruno A. Marszowski
                      ------------------------------------
                               Bruno A. Marszowski
         Senior Vice President - Controller and Chief Financial Officer
                    (Chief Accounting and Financial Officer)

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


               *                                          *
--------------------------------           --------------------------------
 W. Carroll Bumpers (Director)                 Meilee Smythe (Director)


   /s/ Samuel L. Eichenfield                              *
--------------------------------           --------------------------------
Samuel L. Eichenfield (Chairman)             Gregory C. Smalis (Director)


               *
--------------------------------
  Matthew M. Breyne (Director)

 * Signed March 8, 2000 pursuant to Powers of Attorney dated February 22, 2000.

                             /s/ Bruno A. Marszowski
                        --------------------------------
                               Bruno A. Marszowski
                                Attorney-in-Fact

                                     ANNEX A

                           FINOVA CAPITAL CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                  A-1

Quantitative and Qualitative Disclosure about Market Risk                   A-10

Management's Report on Responsibility for Financial Reporting               A-11

Report of Independent Auditors                                              A-12

Independent Auditors' Report                                                A-13

Consolidated Balance Sheet                                                  A-14

Statements of Consolidated Income                                           A-15

Statements of Consolidated Shareowner's Equity                              A-16

Statements of Consolidated Cash Flows                                       A-17

Notes to Consolidated Financial Statements                                  A-18

Supplemental Selected Financial Data                                        A-37

                           FINOVA CAPITAL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION RELATES TO FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY "FINOVA" OR THE "COMPANY"). FINOVA IS A WHOLLY-OWNED SUBSIDIARY OF THE FINOVA GROUP INC. ("FINOVA GROUP").

RESULTS OF OPERATIONS

     The following table summarizes FINOVA's operating results for the years ended December 31, 1999, 1998 and 1997:

---------------------------------------------------------------------------------------------
                                                     Percent                          Percent
(Dollars in Millions)            1999       1998      Change      1998        1997     Change
---------------------------------------------------------------------------------------------
Interest margins earned        $  567.8   $  459.5     23.6%    $  459.5    $  392.1    17.2%
Volume-based fees                  50.1       77.7    (35.5%)       77.7        39.4    97.4%
                               --------   --------              --------    --------
Operating margin                  617.9      537.2     15.0%       537.2       431.5    24.5%
Provision for credit losses       (76.8)     (82.2)    (6.6%)      (82.2)      (69.2)   18.8%
Gains on disposal of assets        68.0       27.9    143.7%        27.9        30.3    (8.0%)
Operating expenses               (253.8)    (216.7)    17.1%      (216.7)     (168.4)   28.6%
Income taxes                     (136.3)    (102.2)    33.4%      (102.2)      (82.3)   24.2%
                               --------   --------              --------    --------
Net Income                     $  219.0   $  164.0     33.5%    $  164.0    $  141.9    15.7%
                               ========   ========              ========    ========

1999 COMPARED TO 1998

     Net income for 1999 increased 33% to $219.0 million from $164.1 million in 1998. The increase was due to 25% growth in average earning assets, higher gains on disposal of assets and a lower provision for credit losses, partially offset by lower volume-based fees and higher operating expenses in 1999. Net income in 1999 included activity from the Sirrom Capital Corporation ("Sirrom") and Preferred Business Credit acquisitions, which were acquired during the first quarter of 1999 and to a much lesser extent, the Fremont Financial Corporation acquisition, which occurred late in the fourth quarter of 1999. See Note P of Notes to Consolidated Financial Statements for further discussion.

     INTEREST MARGINS EARNED. The net spread from the portfolio is represented by interest margins earned, which is the difference between (a) income earned from financing transactions and (b) interest expense and depreciation on operating leases and other owned assets. Interest margins earned increased 24% to $567.8 million in 1999 from $459.5 million in 1998, due primarily to the growth in average earning assets.

     Average earning assets, which represents the average of FINOVA's investment in financing transactions less nonaccruing assets and deferred taxes related to leveraged leases, increased to $10.72 billion in 1999 from $8.55 billion in 1998. The increase was primarily due to an increase in funded new business to $4.87 billion from $3.98 billion in 1998 and $453.7 million of average earning assets added through acquisitions in 1999, partially offset by normal amortization of the portfolio and prepayments during the year.

     VOLUME-BASED FEES. Volume-based fees are generated by FINOVA's Distribution & Channel Finance, Commercial Services and Realty Capital lines of business on the volume of purchased accounts receivable and mortgage loan originations transacted during the year. Due to the short-term nature of volume-originated business, these fees are recognized as income in the period of origination.

     A majority of Realty Capital's mortgage loan originations are funded by other lenders and, therefore, are not recorded on FINOVA's balance sheet. FINOVA took steps to eliminate balance sheet exposure in 2000 from the commercial mortgage backed securities ("CMBS") product by entering into a Preferred Partner Program with a prominent investment banking firm during the fourth quarter of 1999. See the Recent Developments and Business Outlook section for a further discussion.

     Volume-based fees were down by $27.6 million to $50.1 million in 1999 from $77.7 million in 1998 due to lower fee-based volume in 1999 and returns on that volume that were lower by 0.27% (0.80% in 1999 vs 1.07% in 1998). Fee-based volume was down by $942 million to $6.32 billion in 1999 from $7.26 billion in 1998 primarily due to lower volume originated by Realty Capital. Realty Capital curtailed its CMBS volume in 1999, which declined to $757.8 million from $1.76 billion in 1998; while its structured finance volume increased to $1.31 billion from $1.05 billion in 1998. The shift in product mix resulted in a decline in Realty Capital's commission rate to 0.50% from 0.88% in 1998. Structured finance deals carry a lower net rate than CMBS transactions.

                           FINOVA CAPITAL CORPORATION

     OPERATING MARGIN. Lower volume-based fees in 1999 was the major reason for the decrease in FINOVA's operating margin as a percentage of average earning assets to 5.8% in 1999 from 6.3% in 1998. The interest rate spread portion of this margin decreased slightly to 5.3% in 1999 from 5.4% in 1998 primarily due to the effects of competitive pricing pressures and increased debt costs related to the strategic decisions to utilize a global debt offering, which increased debt costs in the short-term, but is anticipated to help control costs in future periods and the extension of maturities on commercial paper over year end 1999, thereby avoiding potential liquidity issues associated with Year 2000 concerns. The liquidity issues anticipated ultimately did not materialize in the marketplace. The proceeds from the global debt offering were used to pay down lower costing commercial paper. FINOVA expects competitive pressures on pricing to continue, which may offset any cost of funds benefit realized from the global debt offering and by reducing maturities on commercial paper to an average term of 30 to 60 days in 2000.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses was $76.8 million in 1999 compared to $82.2 million in 1998. Provision for credit losses is taken to maintain the reserve for credit losses at a level deemed by management to be adequate to cover inherent losses in the portfolio. During 1999, it was determined that the Company did not need to record as large a provision for credit losses as was necessary in 1998 to maintain the reserve for credit losses at an appropriate level.

     The provision for credit losses was affected by net write-offs. Net write-offs in 1999 of $56.9 million were comparable to 1998 levels of $56.8 million. As a percent of average managed assets, net write-offs in 1999 were 0.48% compared to 0.60% in 1998. The decline in the write-off percentage was primarily due to the Commercial Services line of business, which experienced problems in 1998 with its wholesale textile customers. As a result of refocusing its portfolio toward more retail customers in 1999, net write-offs in this business unit decreased to $7.4 million from $35.7 million in 1998. Conversely, Corporate Finance experienced a higher level of problem accounts resulting in $17.9 million of net write-offs in 1999 compared to $6.7 million in 1998, accompanied by $8.2 million of net write-offs for the Mezzanine Capital (Sirrom) portfolio which was acquired in the first quarter of 1999.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $68.0 million in 1999 compared to $27.9 million in 1998. Gains in 1999 included $20.6 million from the sale of residuals coming off lease, $35.6 million from the sale of investments and $11.8 million of CMBS gains as compared to 1998 gains which were predominately related to residual sales and included a net loss of $7.2 million on CMBS transactions. This shift in the composition of gain activity is expected to continue due to FINOVA's expansion into capital markets activities.

     While in the aggregate, FINOVA has historically recognized gains on the disposal of assets it holds, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize such gains in the future, depending in part on market conditions at the time of disposal. The range of gain activity is dependent upon the level of residuals coming off lease and the level of capital market activity which will fluctuate with market conditions and management's discretion whether to sell marketable investments. FINOVA generally anticipates gains on disposal of assets to range from 15% to 25% of pretax income.

     OPERATING EXPENSES. Operating expenses, which include selling, administrative and other expenses, were generally higher in all major categories and increased to $253.8 million in 1999 compared to $216.7 million in 1998. Personnel costs increased due to the acquisitions of Preferred Business Credit (included in Growth Finance) in February 1999, Sirrom Capital Corporation (included in Mezzanine Capital and Harris Williams & Co.) in March 1999 and Fremont Financial Corporation (included in Business Credit) in December 1999 and due to higher sales incentive compensation related to the increased new business levels in 1999. Problem account costs increased in 1999 due to increases in nonearning and impaired accounts. Additions to deferred acquisition costs increased in 1999 due to acquisitions and the deferral of expenses incurred to book new business. Operating expenses as a percentage of operating margin plus gains was 37.0% in 1999, an improvement from 38.3% in 1998. See Note M of Notes to Consolidated Financial Statements for additional detail.

     INCOME TAXES. Income taxes were $136.3 million in 1999 compared to $102.2 million in 1998. The increase was primarily due to higher pre-tax income in 1999. See Note I of Notes to Consolidated Financial Statements for further discussion of income taxes.

1998 COMPARED TO 1997

     Net income for 1998 increased 15.7% to $164.1 million from $141.9 million in 1997. The increase was due to the growth in average earning assets and the expansion of the fee-related businesses, partially offset by a $10.0 million loss on the sale of commercial mortgage-backed securities (CMBS) through mini-CMBS transactions. See Note B of Notes to Consolidated Financial Statements for a further discussion. Other offsetting items included a higher provision for credit losses, increased operating expenses and a higher effective tax rate. Net

                           FINOVA CAPITAL CORPORATION

income in 1998 included a full year of Realty Capital and AT&T Capital's Inventory Finance unit, both of which were acquired in the fourth quarter of 1997.

     INTEREST MARGINS EARNED. Interest margins earned increased 17.2% to $459.5 million in 1998 from $392.1 million in 1997, due primarily to a 16.1% increase in average earning assets in 1998.

     Average earning assets increased to $8.55 billion in 1998 from $7.36 billion in 1997. The increase was primarily due to a 20.2% increase in funded new business of $3.98 billion compared to $3.31 billion in 1997, partially offset by normal amortization of the portfolio and prepayments during the year.

     VOLUME-BASED FEES. The 97.4% increase in volume-based fees to $77.7 million in 1998 from $39.4 million in 1997 was primarily due to fee-based volume increasing by 60.1% to $7.26 billion in 1998 compared to $4.53 billion in 1997. The increased volume was attributable to the addition of Realty Capital and AT&T Capital's Inventory Finance unit.

     The increase in volume-based fees in 1998 was the major reason for the growth of FINOVA's operating margin as a percentage of average earning assets to 6.3% in 1998 from 5.9% in 1997. The interest rate spread portion of this margin increased slightly to 5.4% in 1998 from 5.3% in 1997.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses increased 18.8% to $82.2 million in 1998 compared to $69.2 million in 1997. The increase in the provision reflected the growth in managed assets of 18.9% to $10.56 billion in 1998 from $8.88 billion in 1997 and an increase in net write-offs in 1998 to $56.8 million compared to $43.2 million in 1997. The higher level of write-offs in 1998 was primarily due to prior credit problems experienced in FINOVA's Commercial Services line of business which had net write-offs of $35.7 million in 1998 principally related to the business' wholesale textile customers. The 1998 Commercial Services write-offs represented problems identified in 1997 that the Company believed could be worked out. Unfortunately, the results of those efforts were unsuccessful, resulting in increased write-offs for 1998. Net write-offs by line of business and other changes in the reserve for credit losses can be found in Note C of Notes to Consolidated Financial Statements.

     GAINS ON DISPOSAL OF ASSETS. Gains on disposal of assets were $27.9 million in 1998 compared to $30.3 million in 1997. Gains on disposal of assets included the sale of loans via the CMBS market, the sale of assets coming off lease and the sale of other assets. Sales of CMBS transactions (permanent and mini-CMBS structures) resulted in a net loss of $7.2 million in 1998 and consisted of gross gains of $25.0 million offset by hedge losses, commissions, expenses and recourse obligations of $32.2 million. The total net loss on CMBS transactions of $7.2 million included a net mini-CMBS loss of $10.0 million from the utilization of the mini-CMBS structure to sell loans warehoused by FINOVA Realty Capital and gains of $2.8 million from other CMBS securitizations. The other $35.1 million of net gains in 1998 resulted from the sale of assets coming off lease, Franchise Finance loans and other assets. In April 1999, approximately 70% of the assets within the mini-CMBS structure were sold into a permanent CMBS structure. See Note B of Notes to the Consolidated Financial Statements for a further discussion of the mini-CMBS transactions.

     OPERATING EXPENSES. Operating expenses were generally higher in all major categories and increased to $216.7 million in 1998 compared to $168.4 million in 1997. This increase was partially attributable to the growth in managed assets during the year and to incentives paid to employees based on performance criteria such as profitability and the increased value of FINOVA's stock. Also contributing to the increase was the addition of Realty Capital, which had a higher operating cost structure than other FINOVA lines of business, including over 80 business development officers and support staff. Operating expenses were 38.3% of operating margin plus gains for 1998 compared to 36.5% in 1997. See Note M of Notes to Consolidated Financial Statements for additional data.

     INCOME TAXES. Income taxes were $102.2 million in 1998 compared to $82.3 million in 1997. The increase was primarily due to higher pre-tax income and a higher effective tax rate in 1998 due to the realization of certain tax credits in 1997.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Managed assets at December 31, 1999 increased 29% to $13.61 billion from $10.56 billion at December 31, 1998. The increase was due to funded new business of $4.9 billion in 1999 compared to $4.0 billion in 1998, plus $1.1 billion of assets acquired in 1999, partially offset by normal loan and lease amortization, asset sales and prepayments. Excluding acquired assets, managed assets grew by $1.9 billion or 18% during 1999. See Note P of Notes to Consolidated Financial Statements for a further discussion of acquisitions.

                           FINOVA CAPITAL CORPORATION

     FINOVA's reserve for credit losses increased to $265.0 million at December 31, 1999 from $207.6 million at year-end 1998. The increase primarily consisted of provisions of $76.8 million and acquired reserves of $37.4 million, partially offset by net write-offs totaling $56.9 million. At December 31, 1999, the reserve represented 2.0% of managed assets (excluding participations sold and financing contracts held for sale); the same level as one year ago. Nonaccruing assets increased to $295.1 million at December 31, 1999 representing 2.2% of ending managed assets (excluding participations sold) compared to $205.2 million in nonaccruing assets as of December 31, 1998, which constituted 2.0% of ending managed assets. The increase in nonaccruing assets was primarily due to the transition of FINOVA's $33 million share of a large syndicated credit facility held by its Healthcare Finance line of business to nonaccruing status in the third quarter and the addition of nonaccruing assets in the acquired Sirrom portfolio. At December 31, 1999, the reserve represented 89.8% of nonaccruing assets compared to 101.2% at December 31, 1998. See Note C of Notes to Consolidated Financial Statements for more information on the reserves, net write-offs and nonaccruing assets.

     Revenue accruing impaired assets increased to $240.1 million in 1999, from $106.0 million in 1998. This increase was primarily due to the addition of a large computer and computer components distribution account ($69.6 million) in Distribution & Channel Finance, the addition of 9 accounts included in the acquired Sirrom portfolio ($22.0 million), the addition of a home health services account ($17.7 million) in Healthcare Finance and the addition of a trucking company account ($17.1 million) in Corporate Finance.

     The Company had total debt outstanding of $11.41 billion at December 31, 1999 or 6.5 times its equity base of $1.75 billion. At December 31, 1998, the Company had debt leverage of 6.3 times its equity base ($8.39 billion debt outstanding to $1.33 billion of equity). Deferred income taxes, which are used to finance a portion of FINOVA's assets, grew 29.9% during 1999 to $461.3 million from $355.0 million at year-end 1998.

     Growth in managed assets is generally financed by internally generated cash flows and borrowings. During 1999, FINOVA issued $3.4 billion in new senior debt. These funds were used to finance new business and to redeem or retire $809 million of debt.

     FINOVA satisfies a significant portion of its cash requirements from a diversified group of worldwide funding sources and is not dependent on any one lender. FINOVA also relies on the issuance of commercial paper as a major funding source. During 1999, FINOVA issued $19.0 billion of commercial paper, at a weighted average cost of 5.4% (with an average of $4.1 billion outstanding during the year) and raised $3.4 billion, as noted above, through new long-term financings of one to ten year maturities. Commercial paper and short-term bank borrowings totaled $3.9 billion at December 31, 1999 and 1998, and were supported by available unused revolving credit lines which, if not renewed, are convertible to long-term debt at FINOVA's option. During 1999, FINOVA extended maturities on commercial paper over year end, beyond the average 58-day maturity, thereby avoiding potential liquidity issues associated with Year 2000 concerns. The liquidity issues anticipated ultimately did not materialize.

     At December 31, 1999, FINOVA maintained a multi-year revolving credit facility and a 364-day facility with numerous lenders, in the aggregate principal amount of $2.0 billion. Separately, FINOVA also had two multi-year facilities with numerous lenders for $700 million each and two 364-day facilities with numerous lenders for $600 million and $500 million, respectively. These credit facilities, aggregating $4.5 billion, support FINOVA's outstanding commercial paper and short-term borrowings. The Company does not intend to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans unless it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. The 364-day $1.0 billion, $600 million and $500 million revolving credit agreements are subject to renewal in 2000, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002.

     The Company, through one subsidiary, utilizes a multi-year multi-currency facility with a small group of lenders for $100 million. Through another subsidiary, the Company maintains a 364-day revolving credit facility with three lenders in Canada for C$150 million. FINOVA is the guarantor of these credit facilities, which are subject to renewal in 2002 and 2000, respectively.

     The Company, through the acquisition of Fremont Financial Corporation in December 1999, assumed a trust financed with floating-rate debt and commercial paper. The commercial paper program is backed by a 364-day facility with a small group of lenders for $150 million. The facility is drawn upon to fund assets in the trust. As of December 31, 1999, $46 million of commercial paper was outstanding under this program.

     In 1998, FINOVA commenced a Euro Medium-Term Note Program allowing for the issuance of up to $1.0 billion of debt securities. In 1999, FINOVA Capital plc, FINOVA's U.K. subsidiary, was added to the program. As of December 31, 1999, there was $581 million available to issue under the program.

                           FINOVA CAPITAL CORPORATION

     In 1999, FINOVA and FINOVA Group jointly filed a universal shelf registration statement with the SEC allowing for the issuance of $3.0 billion of senior debt securities, common stock, preferred stock, depositary shares and warrants to purchase common stock or debt securities. Under this shelf, the Company issued an aggregate $2.35 billion of debt in 1999 including a global debt offering of $1.5 billion in November 1999. At December 31, 1999, $645 million remained available under the shelf registration, of which $120 million had been designated for the issuance of medium term notes.

     The agreements pertaining to long-term debt include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA, FINOVA Group and FINOVA Capital plc have complied, as applicable.

     FINOVA's aggregate cost of funds decreased to 6.1% for 1999 from 6.4% for 1998 as a result of a decline in market rates, partially offset by the additional cost related to the extension of maturities on commercial paper over year end 1999 to avoid potential liquidity issues associated with Year 2000 concerns. FINOVA's cost of and access to capital is dependent, in large part, on its credit ratings. FINOVA has maintained investment-grade ratings since 1976. FINOVA currently has investment-grade ratings from the following agencies:

                                                                         Senior
                                                   Commercial Paper       Debt
                                                   ----------------      -------
     Duff & Phelps Credit Rating Co.                      D1                A
     Fitch Investors Services, Inc.                       F1                A
     Moody's Investors Service, Inc.                      P2               Baa1
     Standard & Poor's Ratings Group                      A2                A-

     FINOVA (Canada) Capital Corporation, a subsidiary of FINOVA Capital, has a rating with Dominion Bond Rating Service Limited of R-1 (low) for commercial paper.

     In February 2000, FINOVA (Canada) Finance Inc., a subsidiary of FINOVA Capital, received a rating with Dominion Bond Rating Service Limited of A (low) for the Medium Term Note Program.

DERIVATIVE FINANCIAL INSTRUMENTS

     FINOVA enters into derivative transactions as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used are straightforward. FINOVA continually monitors its derivative position and uses derivative instruments for non-trading and non-speculative purposes only.

     At December 31, 1999, FINOVA had outstanding interest rate conversion agreements with notional principal amounts totaling $2.4 billion. Agreements with notional principal amounts of $200 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations. These agreements require interest payments on the stated principal amount at rates ranging from 6.67% to 8.09% (remaining terms of one to two years) in return for receipts calculated on the same notional amounts of floating interest rates. Agreements with notional principal amounts of $1.93 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations. They require interest payments on the stated principal amount at the three month or six month London interbank offered rates ("LIBOR") (remaining terms of one to ten years) in return for receipts calculated on the same notional amounts at fixed interest rates of 5.70% to 7.71%. FINOVA has also entered into a fixed-rate foreign currency-denominated transaction (Japanese Yen ("JPY") 5 billion) maturing in 2002. Two derivatives are associated with this transaction, a receive fixed-rate swap (JPY 5 billion) versus 3-month JPY LIBOR and a basis swap, converting JPY LIBOR to US Dollar ("USD") LIBOR, both of which mature in 2002. The receive side of the basis swap has a notional of JPY 5 billion paying 3-month JPY LIBOR and the pay side has a notional of USD 43.6 million paying 3-month USD LIBOR. See Note F of Notes to Consolidated Financial Statements for further discussion of FINOVA's derivatives.

     FINOVA also enters into short-term treasury rate locks, options, swaptions and other derivative instruments to hedge interest rate risks associated with the warehousing of CMBS loans primarily for FINOVA Realty Capital. FINOVA entered into a partnership with a prominent investment banking firm which will reduce the hedging activity previously associated with the CMBS program. See the Recent Developments and Business Outlook section for a further discussion.

                           FINOVA CAPITAL CORPORATION

SEGMENT REPORTING

     Information  for  FINOVA's   reportable  segments  reconciles  to  FINOVA's
consolidated totals as follows:

-------------------------------------------------------------------------------
Dollars in Thousands                                    1999           1998
-------------------------------------------------------------------------------
TOTAL NET REVENUE:
   Commercial Finance                                $   216,083    $   187,461
   Specialty Finance                                     384,789        344,541
   Capital Markets                                       101,414         24,170
   Corporate and other                                   (16,388)         8,978
                                                     -----------    -----------
 Consolidated total                                  $   685,898    $   565,150
                                                     ===========    ===========

INCOME (LOSS) BEFORE ALLOCATIONS:
   Commercial Finance                                $    87,406    $    67,013
   Specialty Finance                                     307,377        273,674
   Capital Markets                                        31,235         (2,775)
   Corporate and other, overhead and unallocated
     provision for credit losses                         (70,674)       (71,615)
                                                     -----------    -----------
 Income before income taxes and preferred dividends  $   355,344    $   266,297
                                                     ===========    ===========

MANAGED ASSETS:
   Commercial Finance                                $ 4,195,237    $ 3,005,130
   Specialty Finance                                   8,265,497      7,211,164
   Capital Markets                                     1,051,367        255,575
   Corporate and other                                    93,273         85,948
                                                     -----------    -----------
 Consolidated total                                  $13,605,374    $10,557,817
 Less securitizations and participations sold           (483,397)      (537,596)
                                                     -----------    -----------
 Investment in financing transactions                $13,121,977    $10,020,221
                                                     ===========    ===========

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

     COMMERCIAL FINANCE. Commercial Finance includes traditional asset-based businesses that provide financing through revolving credit facilities and term loans secured by assets such as receivables and inventories, as well as providing factoring and management services. This segment includes the following lines of business: Business Credit, Commercial Services, Corporate Finance, Distribution & Channel Finance, Growth Finance and Rediscount Finance. In December 1999, the Company acquired Fremont Financial Corporation, which was added to Business Credit.

     Total net revenue was $216.1 million in 1999 compared to $187.5 million in 1998, an increase of 15.3%. The increase was primarily due to 24.1% growth in average earnings assets in 1999, partially offset by the effects of competitive pricing pressures, a 4.5% decrease in fee-based volume, which fell to $4.24 billion from $4.45 billion in 1998, and a reduction in the rate earned on the volume in 1999. Distribution & Channel Finance had fee-based volume of $2.87 billion in 1999 compared to $3.21 billion in 1998. The rate earned on the volume declined from 1.27% to 0.99%. Commercial Services fee-based volume rose to $1.37 billion from $1.24 billion in 1998, an increase of $136.7 million; however, the rate earned on that volume declined to 0.82% from 0.94% in 1998.

     Income before allocations was $87.4 million in 1999 compared to $67.0 million in 1998. The increase in 1999, which was twice the increase in revenue, was primarily due to lower net write-offs ($37.2 million in 1999 as compared to $47.3 million for 1998) and to a lesser extent to the growth in earning assets noted above, partially offset by higher operating expenses. The Commercial Services line of business, which experienced problems in 1998 with its wholesale

                           FINOVA CAPITAL CORPORATION

textile customers, refocused its portfolio toward more retail customers in 1999. As a result, the net write-offs decreased to $7.4 million from $35.7 million in 1998. Conversely, Corporate Finance experienced a higher level of problem accounts resulting in $17.9 million of net write-offs in 1999 compared to $6.7 million in 1998. Net write-offs as a percentage of average managed assets for the Commercial Finance Group declined to 1.2% compared to 1.8% in 1998.

     Managed assets grew to $4.20 billion in 1999 from $3.01 billion in 1998, an increase of 39.6%. The growth in managed assets was primarily due to the addition of $661.9 million of managed assets acquired in connection with the acquisition of Fremont Financial Corporation and strong growth in the Rediscount Finance operation, which grew to $1.09 billion from $777.9 million, an increase of 40.0%. Excluding the acquired assets, managed assets for the group grew by $528.2 million, or 17.6% during 1999. This internal growth was driven by new loan business of $1.12 billion in 1999 compared to $792.8 million in 1998.

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

     Total net revenue increased 11.7% to $384.8 million in 1999 compared to $344.5 million in 1998, while income before allocations grew 12.3% to $307.4 million in 1999 compared to $273.7 million in 1998. Both increases were primarily due to 18.1% growth in average earning assets, partially offset by the effects of competitive pricing pressures in certain of the business units and a lower level of prepayment related penalties and fees. The lower amount of prepayment income was not based solely on the level of prepayments, since $538.1 million of contracts prepaid in 1999 compared to $560.0 million in 1998. Income will vary depending on where the deal is in its life cycle at time of prepayment and which businesses are experiencing the prepayments because only certain lines of business can structure prepayment penalties into their transactions.

     Managed assets grew to $8.27 billion in 1999 from $7.21 billion in 1998, an increase of 14.6%. The growth in managed assets was driven by new business of $3.33 billion in 1999 compared to $3.08 billion in 1998. The growth in managed assets was spread across most business units with Resort Finance, Healthcare Finance and Franchise Finance contributing the most to the growth in managed assets, while Communications Finance and Public Finance experienced declines. The Communications Finance line of business experienced a greater amount of prepayments in 1999 than 1998, which partially offset the growth in managed assets for the segment as a whole. Communications' higher prepayments primarily resulted from customers opting to seek capital infusion from the equity markets and continued consolidation in the industry.

     CAPITAL  MARKETS.   Capital  Markets,  in  conjunction  with  institutional
investors, provides commercial mortgage banking services and debt and equity capital funding. The Capital Markets Group expanded its product base to include mezzanine debt with associated warrant positions and merger and acquisition advisory services through the acquisition of Sirrom Capital Corporation and Harris Williams & Co. in the first quarter of 1999. This segment now includes Realty Capital, Investment Alliance, Loan Administration, Mezzanine Capital and Harris Williams & Co.

     Total net revenue was $101.4 million in 1999 compared to $24.2 million in 1998. The increase in 1999 was primarily due to the addition of Mezzanine Capital and Harris Williams & Co. to this segment. Also contributing to the increase in net revenue was the continued growth of Realty Capital's bridge and mezzanine financing activities.

     The Mezzanine Capital and Harris Williams & Co. units provided $59.9 million of net revenue during 1999, of which $16.9 million related to gains from the sale of equity and warrant positions. Included in this amount was $4.6 million of gains generated from the sale of 140,000 shares of Healtheon/WebMD stock. FINOVA recorded a pretax unrealized gain of $36.9 million through other comprehensive income on the balance sheet related to 1,246,332 shares of Healtheon/WebMD stock in its portfolio at December 31, 1999.

     Mezzanine Capital provides mezzanine financing with the intent of receiving stock warrants or other equity instruments in anticipation that the customers will ultimately seek equity capital. As such, FINOVA periodically assesses its position in this unit's investment portfolio and will exercise its position based on various factors, including management's discretion.

     Realty Capital increased its net revenue over 1998 primarily due to a higher level of average earning assets related to the expansion of their bridge and mezzanine financing products and higher CMBS gains, partially offset by a reduction in volume-based fees. Realty Capital had $11.8 million of CMBS gains

                           FINOVA CAPITAL CORPORATION

in 1999, compared to a net loss on CMBS transactions of $7.2 million in 1998. Realty Capital curtailed its CMBS volume in 1999, which declined to $757.8 million from $1.76 billion in 1998; while its structured finance volume increased to $1.31 billion from $1.05 billion in 1998. The shift in product mix resulted in a decline in Realty Capital's commission rate to 0.50% from 0.88% in 1998. Structured finance deals carry a lower net rate than CMBS transactions. FINOVA took steps to eliminate the balance sheet exposure from the CMBS product entirely in 2000 by entering into a Preferred Partner Program with a prominent investment banking firm during the fourth quarter of 1999. See the Recent Developments and Business Outlook section for a further discussion.

     Income before allocations grew to $31.2 million in 1999 from a loss of $2.8 million in 1998 for the segment. This increase was primarily attributable to the addition of Mezzanine Capital and Harris Williams & Co. and the turnaround in gain activity for Realty Capital, all of which was partially offset by $8.2 million of net write-offs in the Mezzanine Capital portfolio and increased operating expenses associated with the acquired operations.

     Capital Markets was able to grow its managed asset base to $1.05 billion from $255.6 million in 1998. This growth was primarily due to the addition of $469.3 million of acquired assets combined with $339.1 million of new business related to Realty Capital's bridge and mezzanine financing products. The acquired assets of Mezzanine Capital declined to $442.7 million by year end. FINOVA expects this portfolio to further compress during the first part of 2000 as it transitions to originating new business using FINOVA's underwriting standards.

YEAR 2000 COMPLIANCE

     FINOVA successfully completed all work necessary to make its mission-critical systems Year 2000 compliant in 1999 and experienced no significant problems during the transition to the new year. The Company incurred expenses of $207,000 and capital costs of $1.7 million related to its Year 2000 compliance efforts. No material expenditures related to the Year 2000 issue are expected to be incurred in the future.

     FINOVA's estimate of future costs does not include time and costs that may be incurred as a result of the failure of any third parties to become Year 2000 compliant. FINOVA is monitoring activity with customers and others during the first quarter of 2000 to determine if their applications are Year 2000 compliant and to assess the potential impact on FINOVA related to this issue. At the date of this filing, no significant impact has been noted.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

     In December 1999, FINOVA acquired Fremont Financial Corporation, the commercial lending subsidiary of Fremont General Corporation. Fremont Financial Corporation was headquartered in Santa Monica, Calif., had account management and operations in Santa Monica and Atlanta and provided secured working capital and term loans averaging $2 million to $4 million to midsize businesses throughout the U.S. Those operations were integrated into the Business Credit line of business.

     In December 1999, FINOVA entered into a formal partnership with a prominent investment banking firm known as the "Preferred Partner Program." Under the program, FINOVA Realty Capital will originate and close CMBS loans; the investment banking firm will fund and warehouse the loans, then securitize them in pools mixed with other similar loans originated by the investment banking firm. FINOVA and the investment banking firm will share in all aspects of the transactions (fees, commissions, interest margin, hedge costs and gains). FINOVA is contractually exposed to losses from sales only up to its share of fees, margin and commissions related to the transactions; therefore, FINOVA expects to maintain no balance sheet exposure or additional downside risk to the CMBS product.

     FINOVA and FINOVA Group dismissed their independent auditors, Deloitte & Touche LLP, effective July 15, 1999 and appointed Ernst & Young LLP as independent auditors. These actions were approved by FINOVA's Board of Directors. The change was also approved by FINOVA Group's Board of Directors upon recommendation of its audit committee.

     The  selection  of Ernst & Young was  approved  by FINOVA and FINOVA  Group after an extended evaluation process initiated by FINOVA Group's Audit Committee. Neither company sought the advice of Ernst & Young on specific audit issues relating to their financial statements prior to engagement of that firm.

     The change in independent auditors did not occur due to any existing or previous accounting disagreements with Deloitte & Touche. Deloitte & Touche has expressed no disclaimer of opinion, adverse opinion, qualification or limitation regarding the financial statements of FINOVA or FINOVA Group or the audit process, for the years ended December 31, 1998 or 1997, or the interim periods ended March 31, 1999 or June 30, 1999. Neither have there been any accounting disagreements or reportable events within the meaning of Item 304 of SEC

                           FINOVA CAPITAL CORPORATION

Regulation S-K for those periods. Deloitte & Touche has stated in a letter addressed to the SEC its concurrence with the foregoing statements in this paragraph.

     In February 2000, FINOVA commenced a Canadian Medium-Term Note Program through a newly formed subsidiary, FINOVA (Canada) Finance Inc., allowing for the issuance of up to C$300 million of debt securities.

     On February 15, 2000, FINOVA terminated all agreements and paid all amounts associated with Corporate Finance's $300 million securitization.

     On February 23, 2000, FINOVA began seeking consents from security holders of the Fremont Small Business Loan Master Trust ("Trust") to accelerate the first date on which FINOVA can cause an optional redemption of the Trust's Series D Securities. A proposed amendment to the Trust would accelerate the first optional redemption date to March 15, 2000 from April 16, 2001. The Trust was acquired with Fremont Financial Corporation in December 1999. Approval of the amendment would permit FINOVA to redeem or retire the debt in the trust and to terminate its activities during the first half of 2000.

NEW ACCOUNTING STANDARDS

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

                           FINOVA CAPITAL CORPORATION

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     FINOVA's primary market risk exposure is the volatility of interest rates. FINOVA seeks to manage interest rate risk and preserve income through a diversified borrowing base and a matched-funding policy. A diversified borrowing base consists of short and long-term debt with a fixed or variable rate. FINOVA's matched funding policy, approved by the Board of Directors, requires that floating-rate assets be financed with similar floating-rate liabilities and fixed-rate assets be financed with similar fixed-rate liabilities. Under the matched-funding policy, the difference between floating-rate assets and floating-rate liabilities should not exceed 3% of total assets for any extended period.

     FINOVA engages in hedging transactions using primarily interest rate swaps, and to a lesser extent, other derivative instruments to lower its interest costs and to manage its interest rate risk. Derivative instruments are used for non-trading and non-speculative purposes only. A hedge consists of a position that is substantially equal and opposite of the asset or liability being hedged. It is structured to provide a high degree of correlation at the inception of the hedge and throughout the hedge period so that hedging results will substantially offset the effects of interest rate changes on the exposed item during the term of the hedge.

     Hedge transactions are authorized to be executed with financial institutions rated "A" or better by Standard & Poor's Rating Group or Moody's Investors Service, Inc. The notional principal amount of aggregate hedges on a net basis with a given counterparty cannot exceed 10% of FINOVA's total debt outstanding as of the time of entering into the derivative transaction.

     FINOVA uses various sensitivity analysis models to measure the exposure of net income to increases or decreases in interest rates. These models measure the change in annual net income if interest rates on floating-rate assets, liabilities and derivative instruments increase or decrease, assuming no prepayments. Based on models used, a 100 basis point shift in interest rates would affect net income by less than 1%.

     Certain limitations are inherent in the models used for interest rate risk measurements. Modeling changes require certain assumptions that may oversimplify the manner in which actual yields and costs respond to changes in market interest rates. For example, the models assume a more static composition of FINOVA's interest sensitive assets, liabilities and derivative instruments than would actually exist over the period being measured. The models also assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the maturity or repricing of specific assets and liabilities. Although the sensitivity analysis models provide an indication of FINOVA's interest rate risk exposure at a particular point in time, the models are not intended to and do not provide a precise forecast of the effects of changes in market interest rates on FINOVA's net income and will likely differ from actual results.

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

     The FINOVA Group Inc. Board of Directors, through its Audit Committee, also oversees the financial reporting of FINOVA and its adherence to established procedures and controls. Periodically, the Audit Committee meets, jointly and separately, with management, the internal auditors and the independent auditors to review auditing, accounting and financial reporting matters.

     FINOVA's financial statements have been audited by Ernst & Young LLP, independent auditors. Management has made available to Ernst & Young LLP all of FINOVA's financial records and related data and has made valid and complete written and oral representations and disclosures in connection with the audit.

     Management believes it is essential to conduct its business in accordance with the highest ethical standards, which are characterized and set forth in FINOVA's written Code of Conduct. These standards are communicated to and acknowledged by all of FINOVA's employees.


/s/ Samuel L. Eichenfield
---------------------------------------
Samuel L. Eichenfield
Chairman and Chief Executive Officer


/s/ Bruno A. Marszowski
---------------------------------------
Bruno A. Marszowski
Senior Vice President - Controller and
 Chief Financial Officer


/s/ Derek C. Bruns
---------------------------------------
Derek C. Bruns
Senior Vice President - Internal Audit

                           FINOVA CAPITAL CORPORATION

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner of FINOVA Capital Corporation

We have audited the accompanying consolidated balance sheet of FINOVA Capital Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareowner's equity, and cash flows for the year then ended. These financial statements are the responsibility of FINOVA Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FINOVA Capital Corporation and subsidiaries at December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Phoenix, Arizona
January 19, 2000

                           FINOVA CAPITAL CORPORATION

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareowner of FINOVA Capital Corporation

We have audited the accompanying consolidated balance sheet of FINOVA Capital Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareowner's equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of FINOVA Capital Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FINOVA Capital Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Phoenix, Arizona

April 23, 1999

                           FINOVA CAPITAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                       1999            1998
                                                   ------------    ------------
ASSETS

Cash and cash equivalents                          $    100,344    $     49,519
Investment in financing transactions:
  Loans and other financing contracts                10,446,356       7,354,736
  Leveraged leases                                      837,083         773,942
  Operating leases                                      592,495         648,185
  Fee-based receivables                                 583,885         626,499
  Direct financing leases                               494,175         396,759
  Financing contracts held for sale                     167,983         220,100
                                                   ------------    ------------
                                                     13,121,977      10,020,221
  Less reserve for credit losses                       (264,983)       (207,618)
                                                   ------------    ------------
Net investment in financing transactions             12,856,994       9,812,603
Investments                                             439,507         167,977
Goodwill                                                367,241         286,042
Other assets                                            275,427         178,362
                                                   ------------    ------------
                                                   $ 14,039,513    $ 10,494,503
                                                   ============    ============
LIABILITIES AND SHAREOWNER'S EQUITY

Liabilities:
  Accounts payable and accrued expenses            $    161,289    $    141,782
  Due to clients                                        146,607         205,655
  Interest payable                                      114,397          65,817
  Senior debt                                        11,407,767       8,394,578
  Deferred income taxes                                 461,252         355,028
                                                   ------------    ------------
                                                     12,291,312       9,162,860
                                                   ------------    ------------
Commitments and contingencies
Shareowner's equity:
  Common stock, $1.00 par value, 100,000
    shares authorized, 25,000 shares issued                  25              25
  Additional capital                                  1,173,995         870,485
  Retained income                                       638,733         460,447
  Accumulated other comprehensive income                 33,812             686
  Net advances to parent                                (98,364)
                                                   ------------    ------------
                                                      1,748,201       1,331,643
                                                   ------------    ------------
                                                   $ 14,039,513    $ 10,494,503
                                                   ============    ============

                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                        STATEMENTS OF CONSOLIDATED INCOME
                             (Dollars in Thousands)

--------------------------------------------------------------------------------
Years Ended December 31,                       1999         1998         1997
--------------------------------------------------------------------------------
Interest, fees and other income             $1,017,940   $  795,790   $  691,565
Financing lease income                          96,241       95,781       71,278
Operating lease income                         114,462      116,202      116,920
                                            ----------   ----------   ----------
Income earned from financing transactions    1,228,643    1,007,773      879,763
Interest expense                               592,858      478,177      414,650
Operating lease depreciation                    67,987       70,081       72,989
                                            ----------   ----------   ----------
Interest margins earned                        567,798      459,515      392,124
Volume-based fees                               50,080       77,723       39,378
                                            ----------   ----------   ----------
Operating margin                               617,878      537,238      431,502
Provision for credit losses                     76,800       82,200       69,200
                                            ----------   ----------   ----------
Net interest margins earned                    541,078      455,038      362,302
Gains on disposal of assets                     68,020       27,912       30,333
                                            ----------   ----------   ----------
                                               609,098      482,950      392,635
Operating expenses                             253,754      216,653      168,444
                                            ----------   ----------   ----------
Income before income taxes                     355,344      266,297      224,191
Income taxes                                   136,318      102,174       82,289
                                            ----------   ----------   ----------
NET INCOME                                  $  219,026   $  164,123   $  141,902
                                            ==========   ==========   ==========

                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                 STATEMENTS OF CONSOLIDATED SHAREOWNER'S EQUITY
                             (Dollars in Thousands)

                                                                       Accumulated
                                                                          Other          Net
                                 Common    Additional    Retained     Comprehensive    Advances  Shareowner's  Comprehensive
                                  Stock     Capital       Income     Income/(Deficit) To Parent     Equity         Income
                                 -----   ----------     ---------      ---------     ---------   ----------    ------------
BALANCE, JANUARY 1, 1997         $  25   $  792,948     $ 278,050      $   1,008     $           $1,072,031
                                 -----   ----------     ---------      ---------     ---------   ----------
Comprehensive income:
  Net income                                              141,902                                   141,902     $  141,902
                                                                                                                ----------
  Foreign currency translation                                                                                      (1,018)
                                                                                                                ----------
  Other comprehensive income                                              (1,018)                    (1,018)        (1,018)
                                                                                                                ----------
Comprehensive income                                                                                            $  140,884
                                                                                                                ==========
Capital contributions                        77,537                                                  77,537
  from FINOVA Group Inc.
Dividends                                                 (28,584)                                  (28,584)
                                 -----   ----------     ---------      ---------     ---------   ----------
BALANCE, DECEMBER 31, 1997          25      870,485       391,368            (10)                 1,261,868
                                 -----   ----------     ---------      ---------     ---------   ----------
Comprehensive income:
  Net income                                              164,123                                   164,123     $  164,123
                                                                                                                ----------
  Net unrealized holding gains                                                                                         904
  Foreign currency translation                                                                                        (208)
                                                                                                                ----------
  Other comprehensive income                                                 696                        696            696
                                                                                                                ----------
Comprehensive income                                                                                            $  164,819
                                                                                                                ==========
Capital contributions
  from FINOVA Group Inc.
Dividends                                                 (95,044)                                  (95,044)
                                 -----   ----------     ---------      ---------     ---------   ----------
BALANCE, DECEMBER 31, 1998          25      870,485       460,447            686                  1,331,643
                                 -----   ----------     ---------      ---------     ---------   ----------
Comprehensive income:
  Net income                                              219,026                                   219,026     $  219,026
                                                                                                                ----------
  Net unrealized holding gains                                                                                      37,054
  Foreign currency translation                                                                                      (3,928)
                                                                                                                ----------
  Other comprehensive income                                              33,126                     33,126         33,126
                                                                                                                ----------
Comprehensive income                                                                                            $  252,152
                                                                                                                ==========
Capital contributions
  from FINOVA Group Inc.                    303,510                                                 303,510
Dividends                                                 (40,740)                                  (40,740)
Net advance to Parent                                                                  (98,364)     (98,364)
                                 -----   ----------     ---------      ---------     ---------   ----------
BALANCE, DECEMBER 31, 1999       $  25   $1,173,995     $ 638,733      $  33,812     $ (98,364)  $1,748,201
                                 =====   ==========     =========      =========     =========   ==========

                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)

Years Ended December 31,                                                       1999           1998          1997
------------------------                                                   -----------    -----------    -----------
OPERATING ACTIVITIES:
Net income                                                                 $   219,026    $   164,123    $   141,902
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Provision for credit losses                                                 76,800         82,200         69,200
    Depreciation and amortization                                               99,847         93,150         90,010
    Deferred income taxes                                                      124,968         76,248         12,361
    Net deferred acquisition costs                                             (12,232)        (8,126)        (5,718)
Change in assets and liabilities, net of
  effects from acquisitions:
    Increase in other assets                                                   (35,343)       (33,848)       (55,577)
    (Decrease) increase in accounts payable
      and accrued expenses                                                     (37,290)        14,803         20,922
    Increase (decrease) in interest payable                                     46,564         11,399         (1,477)
Other                                                                           (7,211)         2,873            954
                                                                           -----------    -----------    -----------
  Net cash provided by operating activities                                    475,129        402,822        272,577
                                                                           -----------    -----------    -----------
INVESTING ACTIVITIES:
Proceeds from sales of investments, net of gains                                26,711
Proceeds from sales of residual positions, net of gains                        104,559         99,647        165,890
Proceeds from sales of securitized assets, net of gains                                        99,967         36,565
Proceeds from sales of commercial mortgage backed securities
 ("CMBS"), net of gains or losses                                              511,024        869,296
Expenditures for investments and other income producing activities            (126,017)       (84,604)       (10,200)
Expenditures for CMBS transactions                                            (529,232)    (1,005,373)
Principal collections on financing transactions                              1,925,796      1,656,320      1,675,186
Expenditures for financing transactions                                     (3,961,705)    (3,282,348)    (2,507,822)
Net change in fee-based receivables                                             42,614        123,900        (64,169)
Net change in revolving credit facilities                                     (467,460)      (252,612)      (392,020)
Acquisitions, net of cash received                                             (85,278)       (61,164)      (120,883)
Other                                                                            3,519          2,307          2,399
                                                                           -----------    -----------    -----------
  Net cash used for investing activities                                    (2,555,469)    (1,834,664)    (1,215,054)
                                                                           -----------    -----------    -----------
FINANCING ACTIVITIES:
Net (repayments)/ borrowings under commercial
 paper and short-term loans                                                   (305,030)       739,515        649,653
Long-term borrowings                                                         3,443,592      1,580,000      1,080,625
Repayment of long-term borrowings                                             (809,245)      (689,176)      (817,892)
Net (advances to) contributions from Parent                                    (98,364)       (14,211)        20,088
Dividends                                                                      (40,740)       (95,044)       (28,584)
Net change in due to clients                                                   (59,048)       (72,916)        40,495
                                                                           -----------    -----------    -----------
  Net cash provided by financing activities                                  2,131,165      1,448,168        944,385
                                                                           -----------    -----------    -----------
Increase in cash and cash equivalents                                           50,825         16,326          1,908
Cash and cash equivalents, beginning of year                                    49,519         33,193         31,285
                                                                           -----------    -----------    -----------
Cash and cash equivalents, end of year                                     $   100,344    $    49,519    $    33,193
                                                                           ===========    ===========    ===========

                 See notes to consolidated financial statements.

                           FINOVA CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (Dollars in Thousands in Tables)

NOTE A SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly-owned subsidiary of The FINOVA Group Inc. ("FINOVA Group").

     FINOVA is a financial services company engaged principally in providing collateralized financing products to commercial enterprises focusing on mid-size businesses in various market niches, primarily in the United States.

     These consolidated financial statements are prepared in accordance with generally accepted accounting principles. All significant intercompany balances have been eliminated in consolidation. Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives:

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION - For loans and other financing contracts, earned income is recognized over the life of the contract, using the interest method.

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

     Original issue discounts are established when equity interests are received in connection with a funded loan based on the fair value of the equity interest. The assigned value is amortized to income over the term of the loan as an adjustment to yield.

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

                           FINOVA CAPITAL CORPORATION

     CASH EQUIVALENTS - FINOVA classifies highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

     FINANCING CONTRACTS HELD FOR SALE - Financing contracts held for sale are composed of assets held for sale and retained interests from sales to a private CMBS ("mini-CMBS") structure that are available for sale. Assets held for sale are carried at the lower of cost or market with adjustment, if any, recorded in operations. Assets available for sale are carried at fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet. FINOVA had no retained interest available for sale at December 31, 1999.

     Since FINOVA is exposed to losses from asset sales under the Preferred Partner Program with a prominent investment banking firm up to its share of fees, margin and commissions related to the transactions, revenues and expenses associated with the origination of CMBS loans under this program are deferred until a determination of the gain or loss on sale of the loans has been finalized.

     FINOVA anticipates that the investment banking firm will execute securitizations every four months on average. The timing of those securitizations could vary, depending on market conditions, available volume for securitization and other factors. See Notes B and N.

     RESERVE FOR CREDIT LOSSES - The reserve for credit losses is available to absorb credit losses and is not provided for financing contracts held for sale and other owned assets, including assets on operating lease. The provision for credit losses is the charge to income to increase the reserve for credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written off or written down when the loss is considered probable and determinable, after giving consideration to the customer's financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the reserve for credit losses. Recoveries of amounts previously written off as uncollectible are credited to the reserve for credit losses.

     IMPAIRED LOANS - Impaired loans represent loans with probable significant delays in collection of all of the scheduled principal and interest payments in accordance with the original contractual terms or a deterioration of the collateral net present value position below FINOVA's loan balance. The amount of the specific impairment reserve is equal to the difference between the current carrying amount of a loan and the greater of (a) the net present value of expected cash flows from the borrower, discounted at the original effective interest rate of the transaction, or (b) the net fair value of collateral. Accruing impaired loans are paying in accordance with the current modified loan agreement or have adequate collateral protection.

     REPOSSESSED ASSETS - Repossessed assets are carried at the lower of cost or fair value less estimated selling expenses.

     RESIDUAL VALUES - FINOVA has a significant investment in residual values in its leasing portfolios. These residual values represent estimates of the value of leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate. Actual residual values realized could differ from these estimates and updates.

     INVESTMENTS - The Company's investments include government debt securities, equity securities and partnership interests. The Company's investments have increased significantly in connection with the acquisition of Sirrom Capital Corporation ("Sirrom") in March 1999.

     Certain marketable securities, as discussed in Notes D and J, are considered trading securities and are stated at fair value with gains or losses recorded in income in the period they occur.

     Debt and equity securities that are being held for an indefinite period of time are designated as available for sale and carried at fair value using the specific identification method.

     Partnership interests are accounted for under either the cost or equity method depending on the Company's level of influence in the investee. Under the equity method, the Company recognizes its share of income or losses of the partnership in the period in which they are earned. Under the cost method, the Company recognizes income based on distributions received.

                           FINOVA CAPITAL CORPORATION

     The carrying value of debt and equity securities and partnership interests are periodically reviewed for impairment which, if identified, is recorded as a charge to current operations.

     GOODWILL - FINOVA amortizes the excess of cost over the fair value of net assets acquired ("goodwill") on a straight-line basis primarily over 20 to 25 years. Amortization totaled $20.4 million ($13.2 million after-tax), $14.5 million ($10.6 million after-tax) and $9.7 million ($6.1 million after tax) for the years ended December 31, 1999, 1998 and 1997, respectively. FINOVA periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based on projected, undiscounted cash flows generated by the underlying assets. No portion of the Company's goodwill was considered impaired at December 31, 1999 and 1998. At December 31, 1999, approximately $289.8 million of goodwill (net of amortization), or 81% of the original goodwill balance, was deductible for federal income tax purposes over 15 years.

     PENSION AND OTHER BENEFITS - Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

     Other post-retirement benefit costs are recorded during the period the employees provide service to FINOVA. Post-retirement benefit obligations are funded as benefits are paid.

     Post-employment benefits are any benefits other than retirement benefits. FINOVA records post-employment benefit costs at the time employees leave active service.

     SAVINGS PLAN - FINOVA participates in The FINOVA Group Inc. Savings Plan (the "Savings Plan"), a qualified 401(k) program. The Savings Plan is available to substantially all employees. The employee may elect voluntary wage reductions ranging from 0% to 15% of taxable compensation. The Company's matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 6% of salary contributions, the first 3% of which are matched in FINOVA Group's stock through the Employee Stock Ownership Plan, discussed below.

     EMPLOYEE STOCK OWNERSHIP PLAN - Employees of FINOVA are eligible to participate in the FINOVA Group's Employee Stock Ownership Plan in the month following the first 12 consecutive month period during which they have at least 1,000 hours of service with FINOVA. Company contributions are made in the form of matching FINOVA Group stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan.

     Expenses under the Savings Plan and Employee Stock Ownership Plan were $4.0 million, $3.1 million and $2.5 million in 1999, 1998 and 1997, respectively.

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

     DERIVATIVE FINANCIAL INSTRUMENTS - As more fully described in Note F, FINOVA uses derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used include interest rate swaps, and to a lesser extent treasury locks, options, futures and swaptions which are subject to hedge accounting determination.

     Each derivative used as a hedge is matched with an asset or liability with which it has a high correlation. The swap agreements are generally held to maturity and FINOVA does not use derivative financial instruments for trading or speculative purposes. Upon early termination of the designated matched asset or liability, the related derivative is matched to another appropriate item or marked to fair market value. Any resulting gain or loss is not recognized immediately but is amortized to operations over the remaining life of the hedged transaction.

     SECURITIZATIONS - In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," receivable transfers are accounted for as sales when legal and effective control over the transferred receivables is surrendered.

                           FINOVA CAPITAL CORPORATION

     RECLASSIFICATIONS - Certain reclassifications have been made to the prior years financial statements to conform to the 1999 presentation.

NOTE B INVESTMENT IN FINANCING TRANSACTIONS

     FINOVA provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases, fee-based receivables and financing contracts held for sale). At December 31, 1999 and 1998, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $13.1 billion and $10.0 billion (before reserve for credit losses), respectively, and consisted of the following percentage of carrying amount by segment and line of business:

                                                              Percent of Total
                                                              Carrying Amount
                                                              ----------------
                                                              1999        1998
                                                              ----        ----
Commercial Finance Group
  Rediscount Finance                                           8.2%        7.7%
  Business Credit                                              7.5         3.0
  Corporate Finance                                            7.2         7.9
  Distribution & Channel Finance                               4.3         5.7
  Commercial Services                                          1.7         1.7
  Growth Finance                                               0.4         0.5
                                                             -----       -----
                                                              29.3%       26.5%
                                                             -----       -----
Specialty Finance Group
  Transportation Finance                                      19.0        22.0
  Resort Finance                                              12.4        12.5
  Commercial Equipment Finance                                 6.5         7.5
  Franchise Finance                                            5.9         6.0
  Specialty Real Estate Finance                                5.9         7.0
  Healthcare Finance                                           5.8         6.1
  Communications Finance                                       5.2         7.2
  Public Finance                                               1.3         1.8
                                                             -----       -----
                                                              62.0%       70.1%
                                                             -----       -----
Capital Markets Group
  Realty Capital                                               4.4         2.4
  Mezzanine Capital                                            3.4
  Investment Alliance                                          0.2         0.1
                                                             -----       -----
                                                               8.0%        2.5%
                                                             -----       -----
Other                                                          0.7         0.9
                                                             -----       -----
                                                             100.0%      100.0%
                                                             =====       =====

                           FINOVA CAPITAL CORPORATION

     Aggregate installments on investments in financing transactions at December 31, 1999 (excluding nonaccruing repossessed assets of $55.8 million and estimated residual values of $998.7 million) are contractually due or anticipated during each of the years during December 31, 2000 to 2004 and thereafter as follows:

                                              2000         2001         2002        2003        2004     Thereafter
                                           ----------   ----------   ----------   ---------   --------   ----------
Loans and other financing contracts:
  Fixed interest rate                      $  961,915   $  765,171   $  606,896   $ 341,873   $253,564   $  830,205
  Floating interest rate                    2,624,654    2,123,244    1,052,339     237,353    329,092      269,091
Leases, primarily at fixed interest rate:
  Operating leases                            105,755       93,346       73,664      59,021     22,799       47,519
  Leveraged leases                             34,835       10,684        2,427      18,064     16,371      387,057
  Direct financing leases                      87,611       83,119       70,636      58,441     49,812      225,815
Fee-based receivables                         583,885
Financing contracts held for sale             167,983
                                           ----------   ----------   ----------   ---------   --------   ----------
                                           $4,566,638   $3,075,564   $1,805,962   $ 714,752   $671,638   $1,759,687
                                           ==========   ==========   ==========   =========   ========   ==========

     The investment in operating leases at December 31 consisted of the following:

                                                          1999           1998
                                                       ---------      ---------
Cost of assets                                         $ 725,829      $ 757,921
Accumulated depreciation                                (133,334)      (109,736)
                                                       ---------      ---------
Investment in operating leases                         $ 592,495      $ 648,185
                                                       =========      =========

     The net investment in leveraged leases at December 31 consisted of the following:

                                                          1999          1998
                                                      -----------   -----------
Rental receivables                                    $ 2,987,277   $ 2,885,352
Less principal and interest payable
  on nonrecourse debt                                  (2,517,839)   (2,403,623)
                                                      -----------   -----------
Net rental receivables                                    469,438       481,729
Estimated residual values                                 848,236       794,112
Less unearned income                                     (480,591)     (501,899)
                                                      -----------   -----------
Investment in leveraged leases                            837,083       773,942
Less deferred taxes from leveraged leases                (411,642)     (314,243)
                                                      -----------   -----------
Net investment in leveraged leases                    $   425,441   $   459,699
                                                      ===========   ===========

     The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

                                                    1999      1998       1997
                                                 --------   --------   --------
Lease and other income, net                      $ 60,936   $ 60,484   $ 35,834
Income tax expense                                 24,136     24,063     17,156

     The investment in direct financing leases at December 31 consisted of the following:

                                                             1999        1998
                                                          ---------   ---------
Rental receivables                                        $ 575,434   $ 398,303
Estimated residual values                                   150,483     126,095
Unearned income                                            (231,742)   (127,639)
                                                          ---------   ---------
Investment in direct financing leases                     $ 494,175   $ 396,759
                                                          =========   =========

     FINOVA has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily prime interest rates and the London interbank offered rates ("LIBOR"). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) was $7.10 billion and $4.75 billion at December 31, 1999 and 1998, respectively.

                           FINOVA CAPITAL CORPORATION

     FINOVA had loans and leases of $1.87 billion in 1999 and $1.65 billion in 1998 collateralized by real estate.

     Income earned from financing transactions with floating interest rates was approximately $655 million in 1999, $562 million in 1998 and $491 million in 1997. The adjustments which arise from changes in index rates can have a significant effect on income earned from financing transactions; however, the effects on interest margins earned and net income are substantially offset by related interest expense changes on debt obligations with floating interest rates. FINOVA's matched funding policy is more fully described in Note F.

     At December 31, 1999, FINOVA had a committed backlog of new business of approximately $2.0 billion compared to $1.9 billion at December 31, 1998. The committed backlog includes unused lines of credit totaling $710 million and $549 million at December 31, 1999 and 1998, respectively. Historically, FINOVA has booked a substantial portion of its backlog, although there can be no assurance that the trend will continue. Loan commitments and lines of credit have generally the same credit risk as extending loans to borrowers. These commitments are generally subject to the same credit quality and collateral requirements involved in lending transactions. Commitments generally have a fixed expiration and usually require payment of a fee.

     SECURITIZATIONS - In the later part of 1998, the Company used for the first time a private CMBS structure ("mini-CMBS") to sell loans originated by FINOVA Realty Capital ("FRC"). Under this structure, the Company sold $724.3 million of loans originated by FRC to a trust with limited recourse. The trust held those loans with plans to resell them to the permanent CMBS market. The trust paid cash to the Company upon acquisition of the assets, issued a senior security interest to an investment banking firm and a subordinated residual interest to the Company. The Company retained the servicing rights and obligations related to the assets transferred to the trust. FINOVA maintained no retained interest in CMBS transactions at December 31, 1999 compared to a retained interest at December 31, 1998 that was valued at $65.4 million.

     In April 1999, approximately 70% of the mini-CMBS assets were sold into a permanent CMBS structure and in June 1999 the remaining 30% were sold, resulting in the elimination of the trust. The majority of the remaining assets were sold to an investment banking firm, with an amount below cleanup call provisions being repurchased by the Company.

     In December 1999, FINOVA took steps to eliminate the balance sheet exposure from the CMBS product entirely by entering into a formal partnership with a prominent investment banking firm known as the "Preferred Partner Program." Under the program, FRC will originate and close CMBS loans; the investment banking firm will fund and warehouse the loans, then securitize them in pools mixed with other similar loans originated by the investment banking firm. FINOVA and the investment banking firm will share in all aspects of the transactions (fees, commissions, interest margin, hedge costs and gains). FINOVA will only have contractual liability for losses from sales up to its share of fees, margin and commissions related to the transactions; therefore, FINOVA expects to maintain no balance sheet exposure or additional downside risk to the CMBS product.

     In 1998 and 1997, under a separate securitization agreement, FINOVA sold receivables totaling $103.2 million and $36.8 million, respectively with limited recourse. Outstanding securitized assets under this agreement were $123.2 million at December 31, 1999. FINOVA will service these loan contracts for the transferee and has defined a portion of the proceeds to be recognized as service fee income over the term of the agreements.

     In 1996 and 1995, FINOVA, under securitization agreements, sold a total of $300 million in undivided proportionate interests in a revolving loan portfolio totaling approximately $717.9 million as of December 31, 1999. Under this agreement, there was limited recourse to FINOVA based on the outstanding balance of the proportionate interest sold. This securitization was paid off in February 2000.

     In general, the servicing fees earned on securitizations are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

                           FINOVA CAPITAL CORPORATION

NOTE C RESERVE FOR CREDIT LOSSES

     The following is an analysis of the reserve for credit losses for the years ended December 31:

                                           1999           1998           1997
                                        ---------      ---------      ---------
Balance, beginning of year              $ 207,618      $ 177,088      $ 148,693
Provision for credit losses                76,800         82,200         69,200
Write-offs                                (60,372)       (59,037)       (45,487)
Recoveries                                  3,518          2,279          2,287
Acquisitions and other                     37,419          5,088          2,395
                                        ---------      ---------      ---------
Balance, end of year                    $ 264,983      $ 207,618      $ 177,088
                                        =========      =========      =========

     Net write-offs by segment and line of business for the years ended December 31 are as follows:

                                                    1999      1998       1997
                                                 --------   --------   --------
Commercial Finance Group
  Corporate Finance                              $ 17,854   $  6,680   $  6,478
  Commercial Services                               7,378     35,663     23,255
  Distribution & Channel Finance                    3,924      2,609      1,777
  Rediscount Finance                                3,477      1,500
  Growth Finance                                    2,590
  Business Credit                                   1,986        819
                                                 --------   --------   --------
                                                   37,209     47,271     31,510
                                                 --------   --------   --------
Specialty Finance Group
  Commercial Equipment Finance                      5,773      3,645      3,208
  Communications Finance                            3,100        494        750
  Healthcare Finance                                1,188        960      1,704
  Resort Finance                                      656                 2,700
  Franchise Finance                                   240      2,780        433
  Specialty Real Estate Finance                       129      1,785      2,106
                                                 --------   --------   --------
                                                   11,086      9,664     10,901
                                                 --------   --------   --------
Capital Markets Group
  Mezzanine Capital                                 8,154
                                                 --------   --------   --------
                                                    8,154
                                                 --------   --------   --------
Other                                                 405       (177)       789
                                                 --------   --------   --------
Total net write-offs by segment
  and line of business                           $ 56,854   $ 56,758   $ 43,200
                                                 ========   ========   ========
Net write-offs as a percentage of
  average managed assets (excluding
  average participations)                           0.48%      0.60%      0.53%
                                                 ========   ========   ========

     An analysis of nonaccruing assets included in the investment in financing transactions at December 31 is as follows:

                                                             1999        1998
                                                          ---------   ---------
Contracts                                                 $ 239,287   $ 150,787
Repossessed assets                                           55,836      54,446
                                                          ---------   ---------
Total nonaccruing assets                                  $ 295,123   $ 205,233
                                                          =========   =========
Nonaccruing assets as a percentage of
  managed assets (excluding participations)                     2.2%        2.0%
                                                          =========   =========

     In addition to the repossessed assets included in the above table, FINOVA had repossessed assets with a total carrying amount of $74.9 million and $65.3 million at December 31, 1999 and 1998, respectively, which earned income of $5.5 million and $4.7 million during 1999 and 1998, respectively.

     At December 31, 1999, the total carrying amount of impaired loans was $446.3 million, of which $240.1 million were revenue accruing. A reserve for credit losses of $78.2 million has been established for $153.7 million of nonaccruing impaired loans and $68.5 million has been established for $144.9 of

                           FINOVA CAPITAL CORPORATION

accruing impaired loans. At December 31, 1998, the total carrying amount of impaired loans was $225.7 million, of which $106.0 million were revenue accruing. A reserve for credit losses of $30.9 million was established for $74.3 million of nonaccruing impaired loans and $6.2 million was established for $24.4 million of accruing impaired loans. For the three years ended December 31, 1999, 1998 and 1997, the average carrying amount of impaired loans was $341.7 million, $172.0 million and $130.3 million, respectively. Income earned on accruing impaired loans was approximately $13.9 million in 1999, $4.0 million in 1998 and $4.0 million in 1997. Income earned on impaired loans is recognized in the same manner as it is on other accruing loans. Cash collected on all nonaccruing loans is applied to the carrying amount.

     Had all nonaccruing assets outstanding at December 31, 1999, 1998 and 1997 remained accruing, pre-tax income earned would have increased by approximately $26 million, $19 million and $22 million, respectively.

NOTE D INVESTMENTS

     Debt and equity securities that are being held for an indefinite period of time, including those securities which may be sold in response to needs for liquidity are classified as securities available for sale and are carried at fair value using the specific identification method with unrealized gains and losses, net of deferred taxes, reported as a component of accumulated other comprehensive income in the equity section of the balance sheet. A summary of securities classified as available for sale at December 31 is as follows:

                                                             1999         1998
                                                          ---------    ---------
Debt securities                                           $  54,553    $   1,311
Equity securities                                           183,622       32,415
Partnership interests                                       115,013       57,909
Other                                                        15,798       27,157
                                                          ---------    ---------
                                                          $ 368,986    $ 118,792
                                                          =========    =========

     The net unrealized holding gains were $37.1 million and net unrealized holding losses were $0.9 million (net of deferred tax liability of $26.1 million and $0.6 million, respectively) at December 31, 1999 and 1998, respectively. The increase in the unrealized gains during 1999 was due primarily to $36.9 million of pretax unrealized gains on Healtheon/WebMD stock. Net gains of $35.6 million and $0.2 million were recognized on sales of marketable investments in 1999 and 1998, respectively. Scheduled maturities of debt securities range from 2012 to 2014.

     FINOVA also carried investments held for trading of $71 million and $49 million at December 31, 1999 and 1998, respectively, in a trust for nonqualified compensation plans. The Company's investments in trading securities are marked to market on a quarterly basis through current operations.

     FINOVA currently maintains no assets that are classified as held to maturity.

NOTE E DEBT

     The Company satisfies its short-term financing requirements from the issuance of commercial paper supported by bank lines of credit, other bank loans and public notes. The Company's commercial paper borrowings are supported by unused revolving bank credit agreements totaling $4.5 billion. FINOVA currently maintains a multi-year revolving credit facility and a 364-day facility with numerous lenders, in the aggregate principal amount of $2.0 billion. Separately, FINOVA also has two multi-year facilities with numerous lenders for $700 million each and two 364-day facilities with numerous lenders for $600 million and $500 million, respectively. The Company does not intend to borrow under the domestic revolving credit agreements to refinance commercial paper and short-term bank loans unless it encounters significant difficulties in rolling over its outstanding commercial paper and short-term bank loans. Under the terms of these agreements, the Company has the option to periodically select either domestic dollars or Eurodollars as the basis of borrowings. Interest is based on the lenders' prime rate for domestic dollar advances or London interbank offered rates ("LIBOR") for Eurodollar advances. The agreements also provide for a commitment fee, approximately 10 basis points, on the unused credit. The 364-day $1.0 billion, $600 million and $500 million revolving credit agreements are subject to renewal in 2000, while the two $700 million and the other $1.0 billion credit facilities are subject to renewal in 2002.

     The Company, through one subsidiary, utilizes a multi-year multi-currency facility with a small group of lenders for $100 million. Under the terms of this agreement, the subsidiary has the option to periodically select multiple currencies as the basis of borrowings. Interest is based on the Eurocurrency rate per annum for deposits in the relevant designated currency. Through another

                           FINOVA CAPITAL CORPORATION

subsidiary, the Company maintains one 364-day revolving credit facility with three lenders in Canada for C$150 million, supporting the issuance of Canadian commercial paper. Under the terms of this agreement, the subsidiary has the option to borrow Canadian dollars through either bankers' acceptances or a prime rate advance. Interest is based on the lenders' prime rate for prime advances or bankers' acceptance rates. FINOVA is the guarantor of these credit facilities, which are subject to renewal in 2002 and 2000, respectively.

     The Company, through the acquisition of Fremont Financial Corporation in December 1999, assumed a trust financed with floating-rate debt and commercial paper. The commercial paper program is backed by a 364-day facility with a small group of lenders for $150 million. The facility is drawn upon to fund assets in the trust. As of December 31, 1999, $46 million of commercial paper was outstanding.

     In 1998, FINOVA commenced a Euro Medium-Term Note Program allowing the issuance of up to $1 billion of debt securities. In 1999, FINOVA Capital plc, FINOVA's U.K. subsidiary, was added to the program. As of December 31, 1999 there was $581 million available under the program.

     The following information pertains to all short-term financing, primarily commercial paper, issued by FINOVA for the years ended December 31:

                                                1999         1998         1997
                                             -----------  -----------  ---------
Maximum amount of short-term debt
 outstanding during year                     $4,708,392  $4,006,576  $3,284,118
Average short-term debt outstanding
 during year                                  4,080,529   3,529,528   2,886,668
Weighted average interest rate on short-term
 debt outstanding at year end*                      6.1%        5.7%        5.7%
Weighted average interest rate on short-term
 debt outstanding during year*                      5.5%        5.7%        5.7%

* Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements. The Company uses various mechanisms to manage interest rate risks. See Note F for further discussions.

     Senior debt at December 31 was as follows:

                                                         1999             1998
                                                         ----             ----
Commercial paper and short-term bank loans
 supported by unused bank revolving credit
 agreements, less unamortized discount               $ 3,876,955      $3,871,350
Medium term notes due to 2010, 5.7% to 10.2%           2,353,091       1,717,544
Term loans payable to banks due to 2000, 6.2%            250,000         190,000
Senior notes due to 2009, 5.9% to 16.0%, less
 unamortized discount                                  4,919,218       2,604,762
Nonrecourse installment notes due to 2002, 10.6%
 (assets of $21,877 and $22,838 respectively,
 pledged as collateral)                                    8,503          10,922
                                                     -----------      ----------
                                                     $11,407,767      $8,394,578
                                                     ===========      ==========

     Annual maturities of senior debt outstanding at December 31, 1999 due through 2010 (excluding the amount supported by the revolving credit agreements expected to be renewed) were approximately $1.17 billion (2000), $1.00 billion
(2001),  $1.32 billion (2002),  $893.5 million (2003),  $1.80 billion (2004) and
$1.08 billion (thereafter).

     The agreements pertaining to senior debt and revolving credit agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA and FINOVA Group have complied.

     Total interest paid is not significantly different from interest expense.

NOTE F DERIVATIVE FINANCIAL INSTRUMENTS

     FINOVA enters into interest rate swap, basis swap, foreign currency exchange, swaption and futures agreements as part of its interest rate risk management policy. Interest rate swap, basis swap, and swaption agreements are primarily used to match fund assets and liabilities. Currency swaps are used to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency. Futures contracts are used to target index returns, lock funding costs, and for portfolio hedging. The Company continually monitors its derivative position and uses derivative instruments for non-trading and non-speculative purposes only.

                           FINOVA CAPITAL CORPORATION

     FINOVA uses derivative instruments to minimize its exposure to fluctuations in interest rates, reduce debt expense and lock funding costs over predetermined periods of time. FINOVA strives to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, FINOVA diversifies its borrowing sources (short- and long-term debt with a fixed or a variable rate) and seeks to maintain a portfolio that is match funded. FINOVA's matched funding policy generally requires that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities, measured as a percent of total assets, which should not vary by more than 3% for any extended period.

     The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of FINOVA's exposure through its use of derivatives. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

     Under interest rate swap agreements, FINOVA agrees to exchange with the other party, at specified intervals, the payment streams calculated on a specified notional amount, with at least one stream based on a floating interest rate. Generic swap notional amounts do not change for the life of the contract. Basis swaps involve the exchange of floating-rate indices, such as the prime rate, the commercial paper composite rate and LIBOR and are used primarily to protect FINOVA's margins on floating-rate transactions by locking in the spread between FINOVA's lending and borrowing rates.

     FINOVA's off-balance sheet derivative instruments involve credit and interest rate risks. Credit risk includes the nonperformance by counterparties to the financial agreements. All financial agreements have been executed with major financial institutions to mitigate the credit risk from transactions. There can be no assurance that any such institution will perform under its agreement. FINOVA's derivative policy stipulates that the maximum exposure to any one counterparty relative to the derivative products is limited on a net basis to 10% of FINOVA's outstanding debt at the time of that transaction. Interest rate risks relate to changes in interest rates and the impact on earnings.

     The use of derivatives decreased interest expense by $5.1 million in 1999, a decrease in the aggregate cost of funds of 0.07%. The use of derivatives in 1998 decreased interest expense by $5.3 million, a decrease in the aggregate cost of funds of 0.07%, and the use of derivatives in 1997 decreased interest expense by $1.0 million, a decrease in the aggregate cost of funds of 0.03%. Premiums on swaptions sold during 1999 were $4.1 million and are amortized on a straight line basis through 2009. Market values received on swap terminations in 1999 of $3.2 million were deferred and are being amortized on a straight line basis through 2003. These changes in interest expense from off-balance sheet derivatives effectively alter on-balance sheet costs and must be viewed as total interest rate management.

     FINOVA also enters into short-term treasury rate locks, options, swaptions and other derivative investments to hedge interest rate risks associated with the warehousing of loans, primarily for FRC. FINOVA took steps to remove balance sheet exposure from the CMBS product in 2000 by entering into a Preferred Partner Program with a prominent investment banking firm. See Note B of Notes to Consolidated Financial Statements for additional discussion.

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

     A swaption gives FINOVA the right, but not the obligation, to enter into a swap on the exercise date. An up-front premium is the only cost incurred by FINOVA. If swap rates rise above the strike rate, the option value will increase. If swap rates decrease, the option will not be exercised and will expire worthless. In addition to the level of the swap rates, the option value also depends on other variables including volatility and time to maturity.

                           FINOVA CAPITAL CORPORATION

     The following table provides annual maturities and weighted-average interest rates for each significant derivative product type in place at December 31,1999. The rates presented are as of December 31, 1999. To the extent that rates change, variable interest information will change:

                                       Outstanding
                                           at
                                       December 31,         Maturities of Derivative Products
                                       ------------  -----------------------------------------------
(Dollars in Millions)                     1999       2000     2001     2002      2003    Thereafter
---------------------                     ----       ----     ----     ----      ----    ----------
RECEIVE FIXED-RATE SWAPS:
  Notional value                        $1,925      $ 150    $ 150    $ 300     $ 100     $1,225
  Weighted average receive rate           6.73%      7.24%    6.66%    6.20%     6.54%      6.82%
  Weighted average pay rate               6.14%      6.07%    5.89%    6.18%     6.01%      6.19%
PAY FIXED-RATE SWAPS:
  Notional value                        $  200      $ 100    $ 100
  Weighted average receive rate           5.64%      5.59%    5.69%
  Weighted average pay rate               7.04%      7.38%    6.70%
INTEREST RATE HEDGES:
  Notional value                        $  131      $ 131
  Weighted average rate                   6.89%      6.89%
                                        ------      -----    -----    -----     -----     ------
TOTAL NOTIONAL VALUE                    $2,256      $ 381    $ 250    $ 300     $ 100     $1,225
                                        ======      =====    =====    =====     =====     ======
Total weighted average rates on Swaps:
  Receive rate                            6.63%      6.58%    6.27%    6.20%     6.54%      6.82%
                                        ======      =====    =====    =====     =====     ======
  Pay rate                                6.23%      6.59%    6.21%    6.18%     6.01%      6.19%
                                        ======      =====    =====    =====     =====     ======

     For the benefit of its customers, FINOVA enters into interest rate cap agreements. The total notional amount of these agreements at December 31, 1999 was $35.1 million, none of which was in a pay or receive position. These agreements will mature as follows: $1.5 million in 2000, $7.6 million in 2001, $21.0 million in 2002 and $5.0 million in 2003. FINOVA has also entered into a fixed-rate foreign currency-denominated transaction (Japanese Yen ("JPY") 5 billion) maturing in 2002. Two derivatives are associated with this transaction, a receive fixed-rate swap (JPY 5 billion) versus 3-month JPY LIBOR and a basis swap, converting JPY LIBOR to US Dollar ("USD") LIBOR , both of which mature in 2002. The receive side of the basis swap has a notional of JPY 5 billion paying 3-month JPY LIBOR and the pay side has a notional of USD 43.6 million paying 3-month USD LIBOR. In addition, FINOVA has another $75 million basis swap maturing in 2000. These derivatives are not reflected in the table above.

                           FINOVA CAPITAL CORPORATION

     Derivative product activity for the three years ended December 31, 1999 is as follows:

                            Receive       Pay               Interest
                           Fixed-Rate  Fixed-Rate  Basis   Rate Hedge
(Dollars in Millions)        Swaps       Swaps     Swaps   Agreements    TOTAL
---------------------        -----       -----     -----   ----------    -----
Balance, January 1, 1997    $1,350      $ 825      $ 878    $           $ 3,053
Expired                       (275)      (275)      (250)                  (800)
Additions                      327                                          327
                            ------      -----      -----    -------     -------
Balance December 31, 1997    1,402        550        628                  2,580
Expired                       (325)      (200)      (628)                (1,153)
Additions                                 350                   217         567
                            ------      -----      -----    -------     -------
Balance December 31, 1998    1,077        700                   217       1,994
Expired                       (427)      (500)               (1,254)     (2,181)
Additions                    1,275                    75      1,168       2,518
                            ------      -----      -----    -------     -------
Balance December 31, 1999   $1,925      $ 200      $  75    $   131     $ 2,331
                            ======      =====      =====    =======     =======

     The table above does not include a JPY 5 billion receive fixed-rate swap or a basis swap converting JPY LIBOR to US Dollar LIBOR. The receive side of the basis swap has a notional of JPY 5 billion and the pay side has a notional of USD 43.6 million.

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

NOTE H STOCK OPTIONS

     FINOVA Group sponsors the 1992 Stock Incentive Plan in which FINOVA participates. Consequently, any compensation related to that plan is reflected in FINOVA's operating results. The plan provides for the grant of options, restricted stock and stock appreciation rights relating to FINOVA Group common stock. Those awards are granted to directors, officers and employees. The balance of FINOVA Group's unamortized restricted stock was $12.3 million at December 31, 1999.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans because FINOVA grants options at or above market price on the date of grant. Vesting criteria for restricted stock was not met in 1999. Therefore, no compensation expense was charged against income in 1999. The compensation cost charged against income for performance-based plans in 1998 and 1997 was $5.5 million and $7.9 million, respectively. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair market value method, FINOVA's net income would have been $216.7 million, $157.1 million and $138.4 million for 1999, 1998 and 1997, respectively.

     The fair value of the options was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 2.12%, 1.75% and 1.92%, expected volatility of 27%, 26% and 43%, risk-free interest rates on options with expected lives of five years of 5.4%, 5.7% and 6.2% and risk-free interest rates on options with expected lives of seven years of 5.5%, 5.8% and 6.3%. The weighted average grant date fair value of options issued for 1999, 1998 and 1997 were $13.25, $17.45 and $17.51, respectively.

     With the acquisition of Sirrom Capital Corporation in March 1999, the Board of Directors of FINOVA adopted Sirrom's three existing stock option plans (the "Sirrom Plans"). Each option outstanding under the Sirrom Plans at the time of the acquisition was converted into an option exercisable for 0.1634 shares of FINOVA Group common stock. No new options are expected to be issued under these plans.

                           FINOVA CAPITAL CORPORATION

NOTE I INCOME TAXES

     The consolidated provision for income taxes consists of the following for the years ended December 31:

                                                1999        1998        1997
                                              ---------   ---------   ---------
Current:
 United States:
    Federal                                   $   5,068   $  15,356   $  52,329
    State                                           341       8,700      13,973
 Foreign                                          5,941       1,870       3,626
                                              ---------   ---------   ---------
                                                 11,350      25,926      69,928
                                              ---------   ---------   ---------
Deferred:
 United States:
    Federal                                     101,308      61,443      15,393
    State                                        19,193       6,855      (3,032)
 Foreign                                          4,467       7,950
                                              ---------   ---------   ---------
                                                124,968      76,248      12,361
                                              ---------   ---------   ---------
Provision for income taxes                    $ 136,318   $ 102,174   $  82,289
                                              =========   =========   =========

     Income taxes paid in 1999, 1998 and 1997 were approximately $11.5 million, $26.0 million and $30.3 million, respectively.

                           FINOVA CAPITAL CORPORATION

     The significant components of deferred tax liabilities and deferred tax assets at December 31, 1999 and 1998 consisted of the following:

                                                            1999        1998
                                                          ---------   ---------
Deferred tax liabilities:
  Deferred income from leveraged leases                   $ 511,233   $ 396,572
  Deferred income from lease financing                      135,889     108,883
  Goodwill                                                   42,335      23,726
  Other comprehensive income                                 23,467
  Deferred acquisition costs                                 19,963      15,045
  Foreign taxes                                               8,458
  Other                                                       9,617      12,654
                                                          ---------   ---------
Gross deferred tax liability                                750,962     556,880
                                                          ---------   ---------
Deferred tax assets:
  Reserve for credit losses                                 112,679      92,784
  Alternative minimum tax                                    65,416      46,314
  Net operating loss carryforward/carryback                  62,965      20,625
  Basis difference in loans/investments                      23,324
  Accrued expenses                                           11,261       9,051
  Foreign                                                                10,792
  Other                                                      14,065      22,286
                                                          ---------   ---------
Gross deferred tax asset                                    289,710     201,852
                                                          ---------   ---------
Net deferred tax liability                                $ 461,252   $ 355,028
                                                          =========   =========

     The federal statutory income tax rate is reconciled to the effective income tax rate as follows:

                                                       1999      1998      1997
                                                       ----      ----      ----
Federal statutory income tax rate                      35.0%     35.0%     35.0%
State income taxes                                      3.6       3.8       2.6
Foreign tax effects                                               0.1      (0.1)
Municipal and ESOP income                              (1.3)     (1.6)     (2.0)
Other                                                   1.1       1.1       1.2
                                                       ----      ----      ----
Provision for income taxes                             38.4%     38.4%     36.7%
                                                       ====      ====      ====

NOTE J PENSION AND OTHER BENEFITS

     Net periodic pension costs were $4.2 million, $3.0 million and $1.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. FINOVA's pension costs were accrued at $9.6 million at December 31, 1999 and $5.5 million at December 31, 1998.

     Net periodic other postretirement benefits costs were $0.9 million, $0.7 million and $0.5 million for each of the years ended December 31, 1999, 1998 and 1997, respectively. FINOVA's accrued postretirement benefit costs were $4.4 million at December 31, 1999 and $3.5 million at December 31, 1998.

     FINOVA's investment of $71 million in trust for nonqualified compensation plans consists of securities held for trading and is recorded at market.

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

                           FINOVA CAPITAL CORPORATION

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

     The carrying amounts and estimated fair values of FINOVA's financial instruments are as follows for the years ended December 31:

                                                       1999                        1998
                                             -------------------------    ------------------------
                                              Carrying    Estimated Fair   Carrying    Estimated
                                               Amount         Value         Amount     Fair Value
                                             -----------   -----------    -----------  -----------
Balance Sheet - Financial Instruments:
 Assets:
  Loans and other financing contracts        $10,109,408   $ 9,972,222    $7,115,291   $7,151,296
 Liabilities:
  Senior debt                                 11,407,767    11,227,306     8,394,578    8,472,603

Off-Balance Sheet - Financial Instruments:
  Interest rate swaps                                          (18,306)                    17,558
  Interest rate hedge agreements                                 2,681                       (459)

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

     The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Loans and Other Financing Contracts:

     The fair value of loans and other financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 1999 and 1998. Management believes that the risk factor embedded in the current interest rates on performing loans results in a fair valuation of performing loans. As of December 31, 1999 and 1998, the fair value of nonaccruing impaired contracts with a carrying amount of $206.2 million and $119.7 million, respectively, was not estimated because it is not practical to reasonably assess the credit adjustment that would be applied in the marketplace for such loans. As of December 31, 1999 and 1998, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $130.7 million and $119.7 million, respectively.

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

Interest Rate Hedge Agreements:

     The fair value of interest rate hedge agreements in place at December 31, 1999 and 1998 were based on quoted market prices obtained from participating loans and dealers for transactions of similar remaining durations.

                           FINOVA CAPITAL CORPORATION

     The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 1999 and 1998. Therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE M OPERATING EXPENSES

     The following represents a summary of the major components of operating expenses for the three years ended December 31:

                                   1999        %        1998         %       1997         %
                                 ---------   -----    --------     -----   --------     -----
Salaries and employee benefits   $162,183     63.9%   $140,939     65.1%   $109,514     65.0%
Depreciation and amortization      31,860     12.6%     23,069     10.6%     17,021     10.1%
Travel and entertainment           18,667      7.4%     16,045      7.4%     11,917      7.1%
Problem account costs              18,636      7.3%     10,332      4.8%     11,577      6.9%
Occupancy expenses                 13,356      5.3%     11,562      5.3%      8,368      5.0%
Professional services              10,504      4.1%      9,982      4.6%      7,654      4.5%
Deferred acquisition costs        (32,197)   (12.7%)   (22,409)   (10.3%)   (16,847)   (10.0%)
Other operating expenses           30,745     12.1%     27,133     12.5%     19,240     11.4%
                                 --------    -----    --------    -----    --------    -----
Total operating expenses         $253,754    100.0%   $216,653    100.0%   $168,444    100.0%
                                 ========    =====    ========    =====    ========    =====

NOTE N OTHER COMPREHENSIVE INCOME

     Accumulated other comprehensive income activity for the three years ended December 31, 1999 was as follows:

                                                          Net
                                                       Unrealized   Accumulated
                                                         Holding       Other
                                     Foreign Currency   Gains on   Comprehensive
                                       Translation     Securities     Income
                                         --------       --------     --------
Balance, January 1, 1997                 $  1,008       $            $   1,008
Change during 1997                         (1,018)                      (1,018)
                                         --------       --------     --------
Balance, December 31, 1997                    (10)                        (10)
Change during 1998                           (208)           904          696
                                         --------       --------     --------
Balance, December 31, 1998                   (218)           904          686
Change during 1999                         (3,928)        37,054       33,126
                                         --------       --------     --------
Balance, December 31, 1999               $ (4,146)      $ 37,958     $ 33,812
                                         ========       ========     ========

     For 1999 and 1998, the changes in foreign currency translation were net of income tax benefits of $2.1 million and $140,000, respectively. Net unrealized holding gains were net of income tax expenses of $25.6 million in 1999 and $608,000 in 1998.

NOTE O SEGMENT REPORTING

Management's Policy for Identifying Reportable Segments

     FINOVA's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels.

Types of Products and Services

     FINOVA  has three  market  groups  that are also its  reportable  segments:
Commercial Finance, Specialty Finance and Capital Markets. Commercial Finance includes traditional asset-based businesses that provide financing through revolving credit facilities and term loans secured by assets such as receivables and inventory, as well as providing factoring and management services. This segment includes the following lines of business: Business Credit, Commercial Services, Corporate Finance, Distribution & Channel Finance, Growth Finance and Rediscount Finance. Specialty Finance includes businesses which lend to a variety of highly focused, industry-specific niches. This segment includes the following lines of business: Commercial Equipment Finance, Communications

                           FINOVA CAPITAL CORPORATION

Finance,  Franchise Finance,  Healthcare  Finance,  Portfolio  Services,  Public
Finance, Resort Finance, Specialty Real Estate Finance and Transportation Finance. Capital Markets, in conjunction with institutional investors, provides commercial mortgage banking services and debt and equity capital funding. This segment includes: Realty Capital, Investment Alliance, Loan Administration, Mezzanine Capital and Harris Williams & Co.

Reconciliation of Segment Information to Consolidated Amounts

     Management evaluates the business performance of each group based on total net revenue, income before allocations and managed assets. Total net revenue is operating margin plus gains on disposal of assets. Income before allocations is income before income taxes, excluding allocation of corporate overhead expenses and the unallocated portion of provision for credit losses. Managed assets includes each segment's investment in financing transactions plus securitizations and participations sold.

Information for FINOVA's reportable segments reconciles to FINOVA's consolidated totals as follows:

                                                          1999          1998
                                                     ------------   ------------
TOTAL NET REVENUE:
  Commercial Finance                                 $   216,083    $  187,461
  Specialty Finance                                      384,789       344,541
  Capital Markets                                        101,414        24,170
  Corporate and other                                    (16,388)        8,978
                                                     -----------    -----------
Consolidated total                                   $   685,898    $  565,150
                                                     ===========    ==========
INCOME (LOSS) BEFORE ALLOCATIONS:
  Commercial Finance                                 $    87,406    $   67,013
  Specialty Finance                                      307,377       273,674
  Capital Markets                                         31,235        (2,775)
  Corporate and other, overhead and unallocated
    provision for credit losses                          (70,674)      (71,615)
                                                     -----------    -----------
Income before income taxes and preferred dividends   $   355,344    $  266,297
                                                     ===========    ==========
MANAGED ASSETS:
  Commercial Finance                                 $ 4,195,237    $3,005,130
  Specialty Finance                                    8,265,497     7,211,164
  Capital Markets                                      1,051,367       255,575
  Corporate and other                                     93,273        85,948
                                                     -----------    -----------
Consolidated total                                   $13,605,374    $10,557,817
Less securitizations and participations sold            (483,397)     (537,596)
                                                     -----------    -----------
Investment in financing transactions                 $13,121,977    $10,020,221
                                                     ===========    ===========

Geographic Information

     FINOVA attributes managed assets to geographic areas based on the location of the asset. Managed assets at December 31, 1999 and 1998 by geographic area were as follows:

                                       1999        %         1998        %
                                   -----------   -----    -----------  -----
United States                      $12,248,105    90.0%   $9,932,318    94.1%
Canada                                 258,990     1.9%       94,035     0.9%
United Kingdom                         214,781     1.6%      156,021     1.5%
Other foreign                          883,498     6.5%      375,443     3.5%
                                   -----------   -----    -----------  -----
                                   $13,605,374   100.0%   $10,557,817  100.0%
                                   ===========   =====    ===========  =====

     Other foreign includes customer relationships in geographic areas which, on an individual basis represent less than 1.0% of the total.

     Currently, it is impracticable to report revenues attributed to foreign countries.

                           FINOVA CAPITAL CORPORATION

Major Customer Information

     FINOVA has no single customer that accounts for 10% or more of revenue.

NOTE P ACQUISITIONS

     During 1999 and 1998, FINOVA acquired various businesses and portfolios under the purchase method with initial managed assets totaling $1.15 billion and $44 million, respectively.

     In December 1999, FINOVA acquired Fremont Financial Corporation, the commercial lending subsidiary of Fremont General Corporation, headquartered in Santa Monica, California. The company, which provides secured working capital and term loans averaging $2 million to $4 million to midsize businesses throughout the U.S., was added to FINOVA's Commercial Finance Group. The purchase price was approximately $131 million, paid in cash. Total assets acquired were $723 million, including $23 million in goodwill and assumed liabilities of $592 million. Managed assets purchased were $662 million. Goodwill, amortizing over 20 years, is subject to change due to a preliminary estimate of loan balances at the date of acquisition.

     In March 1999, FINOVA acquired Sirrom Capital Corporation, a specialty finance company headquartered in Nashville, Tennessee. The purchase price was approximately $343 million in FINOVA Group common stock, excluding converted stock options. Total assets acquired were $621 million, including $67 million in goodwill with $278 million in assumed liabilities and transaction costs. Managed Assets acquired were $469 million. Goodwill is being amortized over 25 years and covenants not to compete, which are included in goodwill, are being amortized over 3 years.

     The following unaudited pro forma information gives effect to the merger as if it had occurred on January 1, 1999 and 1998 and combines the historical consolidated information of FINOVA and Sirrom for the year ended December 31, 1999 and 1998.

     The comparative pro forma information is not necessarily indicative of the results that actually would have occurred had the merger been consummated on the dates indicated or that may be obtained in the future. The pro forma financial information does not give effect to the potential cost savings and other synergies that may result from the merger or the possible cash-out of existing stock options held by employees of Sirrom that became fully vested by reason of the adoption of the merger agreement by Sirrom shareowners. There can be no assurance that FINOVA will realize cost savings or synergies from this or any other acquisition. Included in the historical operations of Sirrom for the year ended 1999 are approximately $27 million of nonrecurring charges, a significant portion of which related to the acquisition.

                                                     Years Ended December 31,
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------
Total revenue                                      $ 1,243,970      $ 1,080,507
Net Income                                         $   166,842      $    91,635

     The acquisition resulted in an excess purchase price over the historical net assets acquired. The excess is allocated to the net assets acquired and liabilities assumed, as follows:

Allocation of purchase price:
Purchase price                                                      $   342,730
Elimination of historical shareowners' equity of Sirrom                (262,046)
                                                                    -----------
Excess purchase price                                               $    80,684
                                                                    ===========
Allocation of excess purchase price:
Elimination of unamortized debt costs                               $    (3,227)
Deferred income taxes                                                    44,152
Assumed liabilities                                                     (26,802)
Goodwill                                                                 66,561
                                                                    -----------
Excess purchase price                                               $    80,684
                                                                    ===========

     In February 1999, FINOVA acquired Preferred Business Credit, a Los Angeles-based provider of accounts receivable loans to small and midsize businesses for $12 million in FINOVA Group common stock. It is functioning as the West Coast operation for the Growth Finance division, acquired in October

                           FINOVA CAPITAL CORPORATION

1998. Total assets purchased were $30 million, including $12 million in goodwill that is being amortized over 25 years. Managed assets purchased were $18 million.

     In October 1998, FINOVA acquired United Credit Corporation for $26 million cash. The New York-based provider of commercial financing serves small and mid-size growth-oriented businesses. Total assets purchased were $62 million, including $16 million in goodwill, which is being amortized over 25 years. Managed assets acquired were $45 million. The addition formed a new division named FINOVA Growth Finance, providing collateral-based working capital financing, primarily secured by accounts receivable. The division provides financing ranging from $100,000 to $1 million to businesses with annual sales under $10 million.

     In October 1998, FINOVA acquired Electronic Payment Systems, Inc., a commercial receivables servicing business headquartered in Salt Lake City, Utah, to support the activities of FINOVA Realty Capital.

NOTE Q NEW ACCOUNTING STANDARDS

     In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," ("SFAS No. 137"). This statement defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

                      SUPPLEMENTAL SELECTED FINANCIAL DATA
                     CONDENSED QUARTERLY RESULTS (UNAUDITED)
                             (Dollars in Thousands)

     The following represents the condensed quarterly results for the three years ended December 31, 1999, 1998 and 1997:

                                    First      Second       Third      Fourth
                                   Quarter     Quarter     Quarter     Quarter
                                  ---------   ---------   ---------   ---------
Income earned from financing transactions:
  1999                            $ 273,075   $ 295,846   $ 318,688   $ 341,034
  1998                              232,833     246,069     253,309     275,562
  1997                              206,226     216,836     219,012     237,689
                                  ---------   ---------   ---------   ---------
Interest expense:
  1999                              131,183     139,153     150,142     172,380
  1998                              110,280     114,692     121,937     131,268
  1997                               96,793     101,501     105,208     111,148
                                  ---------   ---------   ---------   ---------
Volume-based fees:
  1999                               12,735      11,264      14,317      11,764
  1998                               22,156      19,103      16,687      19,777
  1997                                7,784       8,583       9,546      13,465
                                  ---------   ---------   ---------   ---------
Gains on disposal of assets:
  1999                               12,370      18,760      14,880      22,010
  1998                                1,525       7,433       6,471      12,483
  1997                                3,233       9,768      10,305       7,027
                                  ---------   ---------   ---------   ---------
Non-interest expenses:
  1999                               84,225      97,059     107,485     109,772
  1998                               79,548      89,702      85,922     113,762
  1997                               66,769      77,599      80,334      85,931
                                  ---------   ---------   ---------   ---------
Net income:
  1999                               51,003      54,608      55,851      57,564
  1998                               40,687      41,480      42,784      39,172
  1997                               33,333      35,616      34,283      38,670
                                  ---------   ---------   ---------   ---------

      AVERAGE BALANCES/OPERATING MARGIN/AVERAGE ANNUAL RATES (UNAUDITED)(1)
                             (Dollars in Thousands)

                                                                  1999                                      1998
------------------------------------------------------------------------------------------------------------------------------------
                                                 Average        Interest &     Average     Average        Interest &      Average
                                                 Balance    Volume-Based Fees   Rate       Balance     Volume-Based Fees    Rate
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                   $    70,248    $                          $   38,709    $
  Investment in financing transactions         11,352,204     1,210,736(2)    11.3%(3)   9,018,351     1,015,415(2)     11.9%(3)
  Less reserve for credit losses                 (237,146)                                (184,162)
                                              -----------     ---------      -----      ----------    ----------       -----
  Net investment in financing transactions     11,115,058                                8,834,189
  Investments                                     234,154
  Goodwill and other assets                       583,482                                  571,294
                                              -----------     ---------      -----      ----------    ----------       -----
                                              $12,002,942                               $9,444,192
                                              ===========    ==========      =====      ==========    ==========       =====
LIABILITIES AND SHAREOWNERS' EQUITY
  Liabilities:
    Other liabilities                         $   367,740    $                          $  369,147    $
    Senior debt                                 9,646,010       592,858        6.1%      7,452,245       478,177         6.4%
    Deferred income taxes                         382,938                                  309,965
                                              -----------     ---------      -----      ----------    ----------       -----
                                               10,396,688                                8,131,357
Shareowner's equity                             1,606,254                                1,312,835
                                              -----------     ---------      -----      ----------    ----------       -----
                                              $12,002,942                               $9,444,192
                                              ===========    ==========      =====      ==========    ==========       =====
Interest income and volume based fees/
  average earning assets (3)                                 $1,210,736       11.3%                   $1,015,415        11.9%
Interest expense/average earning assets(3)(4)                   592,858        5.5%                      478,177         5.6%
                                              -----------     ---------      -----      ----------    ----------       -----
Operating margin (4)                                         $  617,878        5.8%                   $  537,238         6.3%
                                              ===========    ==========      =====      ==========    ==========       =====

     The following represents the breakdown of FINOVA's average balance sheet, operating margin and average annual rates for the years ended December 31, 1999 and 1998:

(1)  Averages are calculated based on monthly balances.
(2) For the years ended December 31, 1999 and 1998 interest income is shown net of operating lease depreciation.
(3) The average rate is calculated based on average earning assets ($10,718,941 and $8,546,715 for 1999 and 1998, respectively) which are net of average deferred taxes on leveraged leases and average nonaccruing assets.
(4) For the year ended December 31, 1999, excluding the impact of derivatives, interest expense would have been $597,919 or 5.58% of average earning assets and operating margin would have been $612,817 or 5.72% of average earning assets. For the year ended December 31, 1998, excluding the impact of derivatives, interest expense would have been $472,893 or 5.53% of average earning assets and operating margin would have been $542,522 or 6.35% of average earning assets.