Form 10-Q
period 2000-09-30
FINOVA CAPITAL CORP
filed 2000-11-14
CIK 43960

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

                For the Quarterly Period Ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Registrant meets the conditions set forth in General Instructions H (i) (a) and (b) of Form 10-Q and is therefore filing this from in the reduced format

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 2000, 25,000 shares of Common Stock ($1.00 par value) were outstanding.

================================================================================

                           FINOVA CAPITAL CORPORATION

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I Financial Information                                                  1

  Item 1. Financial Statements.                                               1

          Condensed Consolidated Balance Sheets                               1

          Condensed Statements of Consolidated Operations                     2

          Condensed Statements of Consolidated Cash Flows                     3

          Notes to Interim Condensed Consolidated Financial Information       4

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          8

  Item 3. Quantitative and Qualitative Disclosure About Market Risk          17

Part II Other Information                                                    18

  Item 1. Legal Proceedings                                                  18

  Item 6. Exhibits and Reports on Form 8-K.                                  19

  Signatures                                                                 20

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           FINOVA CAPITAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                  September 30,     December 31,
                                                      2000             1999
                                                  ------------     ------------
ASSETS:
Cash and cash equivalents                         $    708,170     $    100,344
Investment in financing transactions:
   Loans and other financing contracts               8,463,413        8,235,850
   Leveraged leases                                    816,956          837,083
   Operating leases                                    565,514          587,283
   Direct financing leases                             588,219          493,615
   Financing contracts held for sale                                    167,983
                                                  ------------     ------------
                                                    10,434,102       10,321,814

   Less reserve for credit losses                     (257,702)        (178,266)
                                                  ------------     ------------
Net investment in financing transactions            10,176,400       10,143,548
Investments                                            433,035          435,680
Goodwill, net of accumulated amortization              242,838          264,014
Other assets                                           329,052          233,287
Investment in Discontinued Operations                1,457,897        2,702,236
                                                  ------------     ------------
                                                  $ 13,347,392     $ 13,879,109
                                                  ============     ============
LIABILITIES:
Accounts payable and accrued expenses             $    109,697     $    147,492
Interest payable                                       126,595          114,397
Senior debt                                         11,271,980       11,407,767
Deferred income taxes                                  313,940          461,252
                                                  ------------     ------------
                                                    11,822,212       12,130,908
                                                  ------------     ------------
Commitments and contingencies

SHAREOWNER'S EQUITY:
Common stock, $1.00 par value, 100,000 shares
  authorized and 25,000 shares issued                       25               25
Additional capital                                   1,173,995        1,173,995
Retained income                                        387,771          638,733
Accumulated other comprehensive income                  53,750           33,812
Net advances to parent                                 (90,361)         (98,364)
                                                  ------------     ------------
                                                     1,525,180        1,748,201
                                                  ------------     ------------
                                                  $ 13,347,392     $ 13,879,109
                                                  ============     ============

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                  (Dollars in Thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                       -----------------------     -----------------------
                                                          2000          1999          2000         1999
                                                       ---------     ---------     ---------     ---------
Interest earned from financing transactions            $ 266,850     $ 233,037     $ 794,663     $ 641,016
Operating lease income                                    26,091        29,433        80,433        85,964
Interest expense                                        (161,565)     (117,738)     (454,421)     (330,680)
Operating lease depreciation                             (15,974)      (19,396)      (49,046)      (53,267)
                                                       ---------     ---------     ---------     ---------
Interest margins earned                                  115,402       125,336       371,629       343,033
Volume-based fees                                                        3,723         1,336         8,751
                                                       ---------     ---------     ---------     ---------
Operating margin                                         115,402       129,059       372,965       351,784
Provision for credit losses                             (111,237)      (13,531)     (141,347)      (12,183)
                                                       ---------     ---------     ---------     ---------
Net interest margins earned                                4,165       115,528       231,618       339,601
(Losses) gains on investments and disposal of assets     (90,042)       14,880       (55,549)       45,877
                                                       ---------     ---------     ---------     ---------
                                                         (85,877)      130,408       176,069       385,478
Operating expenses                                       (29,466)      (40,172)     (122,228)     (121,223)
                                                       ---------     ---------     ---------     ---------
(Loss) income from continuing operations
  before income taxes                                   (115,343)       90,236        53,841       264,255
Income tax benefit (expense)                              45,278       (34,398)      (18,757)     (101,853)
                                                       ---------     ---------     ---------     ---------
(Loss) income from continuing operations                 (70,065)       55,838        35,084       162,402
Discontinued operations, net of tax                       11,803            14       (38,110)         (940)
Net loss on disposal of operations, net of tax          (214,853)                   (214,853)
                                                       ---------     ---------     ---------     ---------
NET (LOSS) INCOME                                      $(273,115)    $  55,852     $(217,879)    $ 161,462
                                                       =========     =========     =========     =========

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                              2000               1999
                                                                           -----------       -----------
OPERATING ACTIVITIES:
  Income from continuing operations                                        $    35,084       $   162,402
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
   Provision for credit losses                                                 141,347            12,183
   Depreciation and amortization                                                66,602            69,593
   Deferred income taxes                                                      (160,204)           86,220
   Write downs on investments and repossessed assets                           109,004
  Change in assets and liabilities, net of effects
   from companies purchased:
   Decrease in other assets                                                     20,784             4,677
   Decrease in accounts payable and accrued expenses                           (40,197)          (68,363)
   Increase in interest payable                                                 12,198             6,655
   Other                                                                         2,111             1,462
  Discontinued operations exclusive of income taxes                            (62,989)
  Net loss on disposal of operations exclusive of income taxes                (355,423)           (1,555)
  Adjustments to reconcile  discontinued  operations and loss on disposal of operations to net cash provided by
   discontinued operations:
   Other charges related to discontinued operations                            394,722
   Income tax benefit                                                          165,449               615
                                                                           -----------       -----------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                               328,488           273,889
                                                                           -----------       -----------
INVESTING ACTIVITIES:
  Proceeds from sales of investments and assets                                208,318           342,307
  Proceeds from securitizations                                                764,607
  Net proceeds from sale of Commercial Services                                205,564
  Principal collections on financing transactions and revolving
   credit facilities                                                         1,547,440         1,325,491
  Expenditures for investments and other income producing activities          (106,964)         (466,011)
  Expenditures for financing transactions and revolving credit facilities   (2,364,403)       (2,838,025)
  Net change in investment in discontinued operations                          181,897          (315,942)
  Cash received in acquisition                                                                    20,942
  Other                                                                            916             1,500
                                                                           -----------       -----------
       NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        437,375        (1,929,738)
                                                                           -----------       -----------
FINANCING ACTIVITIES:
  Net change in commercial paper and short-term borrowings                     903,542           591,928
  Long-term borrowings                                                         225,000         1,788,592
  Repayment of long-term borrowings                                         (1,263,900)         (591,791)
  Net contributions from (advances to) parent                                   10,405           (75,779)
  Dividends                                                                    (33,084)          (29,749)
                                                                           -----------       -----------
       NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                       (158,037)        1,683,201
                                                                           -----------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                          607,826            27,352

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 100,344            49,519
                                                                           -----------       -----------
CASH AND CASH EQUIVALENTS,  END OF PERIOD                                  $   708,170       $    76,871
                                                                           ===========       ===========

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE A BASIS OF PREPARATION

     The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group").

     The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the quarter and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     Certain reclassifications have been made to reflect discontinued operations. These reclassifications resulted from the Company's decision in the third quarter to sell or liquidate some of its more broad based businesses and focus on providing financing through its niche based businesses. The businesses discontinued include Corporate Finance, Business Credit, Growth Finance (all of which are included under the caption "Corporate Finance"), Distribution & Channel Finance and Commercial Services. See Note F for more information on discontinued operations.

NOTE B SIGNIFICANT ACCOUNTING POLICIES

     The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive (loss) income was $(222.8) million and $57.6 million for the three months ended September 30, 2000 and 1999, respectively and $(197.9) million and $167.8 million for the nine months ended September 30, 2000 and 1999, respectively. The primary component of comprehensive (loss) income other than net income was a net unrealized gain on securities.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     These rules become effective for the Company on January 1, 2001. The Company is still assessing the impact of the adoption of SFAS 133 on its warrants held on private companies with "cashless exercise" features, pending final guidance to be issued by the FASB. The ongoing effects of adoption will depend on future market conditions.

NOTE C SEGMENT REPORTING

MANAGEMENT'S POLICY FOR IDENTIFYING REPORTABLE SEGMENTS

     FINOVA's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels.

RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS

     Management evaluates the business performance of each group based on total net revenue, income (loss) before allocations and managed assets. Total net revenue is operating margin plus (losses) gains on investments and disposal of assets. Income (loss) before allocations is (loss) income from continuing operations before income taxes and preferred dividends, excluding allocation of corporate overhead expenses and the unallocated portion of provision for credit losses. Managed assets include each segment's investment in financing transactions plus securitizations.

     Information  for  FINOVA's   reportable  segments  reconciles  to  FINOVA's
consolidated totals as follows:

                                                 Nine Months Ended September 30,
                                                 ------------------------------
(Dollars in Thousands)                               2000               1999
                                                 ------------       -----------
Total net revenue (loss):
  Commercial Finance                             $     43,978       $    38,167
  Specialty Finance                                   172,985           278,298
  Capital Markets                                     102,613            67,084
  Corporate and other                                  (2,160)           14,112
                                                 ------------       -----------
Consolidated total                               $    317,416       $   397,661
                                                 ============       ===========
Income (loss) before allocations:
  Commercial Finance                             $     33,113       $    29,370
  Specialty Finance                                   107,278           223,602
  Capital Markets                                      20,200            19,827
  Corporate and other, overhead and
    unallocated provision for credit losses          (106,750)           (8,544)
                                                 ------------       -----------
Income from continuing operations
  before income taxes                            $     53,841       $   264,255
                                                 ============       ===========

                                                          September 30,
                                                 ------------------------------
                                                    2000                1999
                                                 ------------       -----------
Managed assets:
  Commercial Finance                             $  1,197,851       $   985,039
  Specialty Finance                                 8,619,691         7,802,280
  Capital Markets                                     945,666         1,044,259
  Corporate and other                                  64,725            56,480
                                                 ------------       -----------
Consolidated total                                 10,827,933         9,888,058
Less securitizations                                 (393,831)         (123,681)
                                                 ------------       -----------
Investment in financing transactions             $ 10,434,102       $ 9,764,377
                                                 ============       ===========

NOTE D PORTFOLIO QUALITY

     The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at the dates indicated.

                      INVESTMENT IN FINANCING TRANSACTIONS
                               BY LINE OF BUSINESS
                               SEPTEMBER 30, 2000
                             (Dollars in Thousands)

                                         Revenue Accruing                    Nonaccruing
                                  --------------------------------  ------------------------------
                                  Market Rate          Repossessed           Repossessed   Lease &   Total Carrying
                                      (1)     Impaired  Assets (2)  Impaired    Assets      Other        Amount       %
                                  ----------  --------  --------    --------   --------    -------    -----------  ------
Commercial Finance Group
  Rediscount Finance              $1,185,457  $  1,668  $    639    $  2,846   $  7,241                $1,197,851    11.5
                                  ----------  --------  --------    --------   --------    -------    -----------  ------
                                   1,185,457     1,668       639       2,846      7,241                 1,197,851    11.5
                                  ----------  --------  --------    --------   --------    -------    -----------  ------
Specialty Finance Group
  Transportation Finance           2,432,324                          45,529                            2,477,853    23.7
  Resort Finance                   1,406,885   148,207    14,877     140,923      6,976                 1,717,868    16.5
  Healthcare Finance                 798,509    21,895     1,463      95,055                 3,181        920,103     8.8
  Franchise Finance                  870,940    37,812                 4,030      2,088        191        915,061     8.8
  Communications Finance             691,183     3,910                34,085                              729,178     7.0
  Specialty Real Estate Finance      670,383    10,432    31,631       3,274      8,337                   724,057     6.9
  Commercial Equipment Finance       526,257                           5,916     11,165      4,084        547,422     5.2
  Public Finance                     189,370                           4,948                              194,318     1.9
                                  ----------  --------  --------    --------   --------    -------    -----------  ------
                                   7,585,851   222,256    47,971     333,760     28,566      7,456      8,225,860    78.8
                                  ----------  --------  --------    --------   --------    -------    -----------  ------
Capital Markets Group
  Realty Capital                     486,392                           4,806                              491,198     4.7
  Mezzanine Capital                  361,635    18,814                36,332                              416,781     4.0
  Investment Alliance                 33,536     4,151                                                     37,687     0.4
                                  ----------  --------  --------    --------   --------    -------    -----------  ------
                                     881,563    22,965                41,138                              945,666     9.1
                                  ----------  --------  --------    --------   --------    -------    -----------  ------

Other                                 64,725                                                               64,725     0.6
                                  ----------  --------  --------    --------   --------    -------    -----------  ------
Total Continuing Operations (3)   $9,717,596  $246,889  $ 48,610    $377,744   $ 35,807    $ 7,456    $10,434,102   100.0
                                  ==========  ========  ========    ========   ========    =======    ===========  ======

NOTES:
(1) Represents original or renegotiated market rate terms, excluding impaired transactions.
(2) The Company earned income totaling $2.8 million on these repossessed assets year to date during 2000, including $1.8 million in Specialty Real Estate Finance, $0.7 million in Resort Finance, $0.1 million in Rediscount Finance and $0.1 million in Healthcare Finance.
(3) Excludes $393.8 million of assets securitized which the Company manages, including $277.9 million in Commercial Equipment Finance and $115.9 million in Franchise Finance.

RESERVE FOR CREDIT LOSSES

     The reserve for credit losses at September 30, 2000 represents 2.4% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                      2000              1999
                                                    ---------         ---------
                                                       (Dollars in Thousands)
Balance, beginning of period                        $ 178,266         $ 141,579
Provision for credit losses                           141,347            12,183
Write-offs                                            (62,930)          (16,331)
Recoveries                                                922             1,501
Reserves related to acquisitions                                         23,763
Other                                                      97             4,047
                                                    ---------         ---------
Balance, end of period                              $ 257,702         $ 166,742
                                                    =========         =========

     At September 30, 2000 the total carrying amount of impaired loans was $624.6 million, of which $246.9 million were revenue accruing. A reserve for credit losses of $94.6 million has been established for $193.5 million of nonaccruing impaired loans and $12.3 million has been established for $44.0 million of accruing impaired loans. Additionally, specific reserves of $4.9 million have been established for other accounts. As a result, 43.4% of FINOVA's reserve for credit losses was allocated to specific accounts. The remaining $145.9 million or 56.6% of the reserve for credit losses is designated for general purposes and represents management's best estimate of inherent losses in the portfolio considering delinquencies, loss experience and collateral. Actual results could differ from those estimates, and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary. No reserves for credit losses are carried for discontinued operations because the assets of the discontinued operations have been written down to estimated net realizable value.

NOTE E DISCONTINUED OPERATIONS

     On August 28, 2000 FINOVA completed the sale of substantially all the assets of its Commercial Services division to GMAC Commercial Credit LLC, a wholly owned subsidiary of General Motors Corporation, for approximately $235 million. The Commercial Services division is being accounted for as a discontinued operation. The sale resulted in an after-tax loss from disposition of $5.4 million, which included a $16.7 million after-tax charge for unamortized goodwill. The Company has recorded $11.4 million after-tax losses from discontinued operations. In connection with the sale, the Company retained a small portfolio, which was $30.5 million of net loans as of September 30, 2000.

     FINOVA has begun to implement a new strategic direction that will focus on core specialty niche businesses. In the third quarter, FINOVA decided to discontinue and offer for sale its Corporate Finance and Distribution & Channel Finance divisions. As a result of this decision, Corporate Finance and Distribution & Channel Finance are being reported as discontinued operations and, accordingly, their results of operations and financial positions are segregated for all periods in the accompanying consolidated financial statements. The Company has recorded $26.7 million in after-tax losses from discontinued operations and $209.5 million in after-tax losses from the disposal of discontinued operations for the nine months ended September 30, 2000. These losses represent the Company's estimate of operational losses to be incurred and the expected losses from disposition of the divisions. Actual losses could differ from those estimates and will be reflected as adjustments in future financial statements. No assurances can be given that the recorded losses will be sufficient to cover the actual operational losses and losses incurred upon disposition or winding down of the discontinued operations.

     The losses are comprised of the following:

                                                  Distribution &
                                       Corporate     Channel      Commercial
                                        Finance      Finance       Services        Total
                                       ---------     --------      ---------     ---------
DISCONTINUED OPERATIONS, NET OF TAX    $  (9,184)    $(17,533)     $ (11,393)    $ (38,110)
                                       =========     ========      =========     =========
NET LOSS ON DISPOSAL OF OPERATIONS,
  NET OF TAX
  Net realizable value mark downs      $(130,427)    $(10,277)                   $(140,704)
  Goodwill written-off                   (33,083)     (15,076)       (16,725)      (64,884)
  Proceeds in excess of assets sold                                   17,634        17,634
  Accrued expenses                       (17,484)      (3,142)        (6,273)      (26,899)
                                       ---------     --------      ---------     ---------
                                       $(180,994)    $(28,495)     $  (5,364)    $(214,853)
                                       =========     ========      =========     =========

NOTE F SUBSEQUENT EVENT

     On November 10, 2000, FINOVA Group and Leucadia National Corporation executed a letter agreement for an equity investment by Leucadia. Pursuant to the letter agreement, Leucadia will purchase 10 million shares of a new series of convertible preferred stock of FINOVA Group at an aggregate purchase price of $250 million, or $25 per share. The convertible preferred stock will initially have an annual dividend of 14%, payable in additional shares of preferred stock. After five years, the dividends may be paid in cash or shares at the same rate. The preferred stock will be convertible into common stock at a price of $2.50 per share, subject to anti-dilution adjustments. The preferred stock will have the right to vote as a class with the common stock, and will have 20 votes per share, subject to New York Stock Exchange requirements. As a result, it is expected that Leucadia will have approximately a 45.2% equity ownership and a 52.5% voting interest in FINOVA Group, before dividends, distributions, if any, and warrants and assuming the rights offering described below if fully subscribed by other shareowners.

     Leucadia will receive a ten-year warrant to purchase, for an aggregate exercise price of $125 million, FINOVA Group common stock amounting to 20% of the outstanding equity of the Company at that time, with certain exceptions.

     The agreement includes a provision that provides for a distribution to common shareholders or holders of PIK Convertible Preferred and the Leucadia warrant in 2006, based upon the performance of FINOVA's loan and lease portfolio through 2005. The board of directors will determine the form of that distribution.

     As soon as practicable after completion of Leucadia's investment, FINOVA Group will conduct a rights offering in which existing shareholders will be permitted to purchase up to 6 million shares of the new series of convertible preferred stock at the same per share purchase price of $25. Leucadia will act as standby purchaser for the offering with respect to $100 million of that offering, for which it will be entitled to a fee of $5 million.

     Upon completion of the Leucadia investment, FINOVA Group's board of directors will consist of 10 persons, of whom 6 will be designated by Leucadia.

     Completion of the proposed transaction with Leucadia is contingent upon the negotiation and execution of definitive agreements with respect to the investment, as well as other customary conditions. The transaction is also subject to completion of a restructuring with holders of FINOVA's existing $4.7 billion in outstanding bank debt on terms acceptable to Leucadia and FINOVA. A copy of the letter agreement is included as Exhibit 10.A to this report.

NOTE G COMMITMENT & CONTINGENCIES

CREDIT AGREEMENTS

     FINOVA's credit agreements, pursuant to which an aggregate of $4.7 billion of indebtedness is outstanding, contain normal and customary financial covenants. Failure of FINOVA to comply with these covenants would result in a default under the credit agreements, unless waived by the lenders. If a default were to occur under the credit agreements and the lenders required repayment, such default would in turn result in a default under substantially all of FINOVA's other outstanding indebtedness. Under one of these covenants, the interest coverage test, FINOVA was in compliance at September 30, 2000. However, declines in average net income or higher interest costs in future quarter ends could help lead to a violation of that covenant.

     Inability of FINOVA to complete the transaction with Leucadia and FINOVA's banks or other transactions referred to above, adverse developments requiring an increase of bad debt reserves or the write-off of assets, the assertion by creditors of a default under FINOVA's credit agreements, or other adverse developments in FINOVA's business or results of operations could impair FINOVA's ability to fund operations and debt payment requirements for principal and interest.

LEGAL PROCEEDINGS

     Between March 29 and May 23, 2000, five shareowner lawsuits were filed against FINOVA Group and Samuel Eichenfield, FINOVA's former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA Capital as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA Group common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purports to be on behalf of all those who purchased FINOVA Capital 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

     In an order by the U.S. District Court dated August 30, 2000, all five lawsuits were consolidated and captioned IN RE: FINOVA GROUP INC. SECURITIES LITIGATION. The court also selected the Louisiana School Employees Retirement System ("LSERS") as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA Group, FINOVA Capital, Samuel Eichenfield, Matthew Breyne, and Bruno Marszowski as defendants. The Consolidated Amended complaint generally alleges that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to bolster FINOVA Group's stock price, among other reasons. The complaint seeks unspecified damages for losses incurred by shareholders, plus interest, and other relief, and rescission with regard to the notes purchased.

     FINOVA believes the claims are without merit. FINOVA and the other defendants intend to vigorously defend against the claims. On October 30, 2000, FINOVA and the other defendants filed a motion to dismiss the complaint, which is now pending.

     Since consolidation of the original five shareowner lawsuits, other apparently related lawsuits have been initiated against the Company and current and former officers and directors. Two shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1) assert claims relating to the Company's acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA Group stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA Group stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer, Bruno Marszowski, and FINOVA Group. The complaints appear related to the consolidated securities litigation because they also allege that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaint seeks unspecified damages for losses incurred by shareholders, plus interest, and other relief. On October 23, the Company and the other defendants filed a motion to dismiss both complaints, or in the alternative to transfer venue of the actions to the U.S. District Court for the District of Arizona, where the consolidated securities litigation is pending.

     There have also been two shareholders' derivative lawsuits filed against current and former officers and directors, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purport to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of FINOVA Group against the officers and directors, alleging generally breaches of fiduciary and other duties as directors. As with the consolidated securities litigation, the allegations center generally on claims that there were materially misleading statements regarding FINOVA's loss reserves.

     Finally, another shareholder's derivative lawsuit was filed on September 13, 2000, in the Circuit Court for Davidson County, Tennessee, by Ronald Benkler, purportedly on behalf of Sirrom Capital Corporation, against several former officers of Sirrom Capital Corporation. The complaint alleges that the Sirrom officers breached various duties to Sirrom in connection with the acquisition of Sirrom by the Company in 1999, and the exchange of Sirrom stock for FINOVA Group stock as a result of the acquisition.

     Inasmuch as the allegations are similar or related to those asserted in the consolidated securities litigation, the Company believes that the claims are without merit, and the Company and the other defendants intend to vigorously defend against the claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     THE FOLLOWING DISCUSSION RELATES TO FINOVA CAPITAL CORPORATION AND ITS SUBSIDIARIES (COLLECTIVELY "FINOVA" OR THE "COMPANY"). FINOVA IS A WHOLLY OWNED SUBSIDIARY OF THE FINOVA GROUP INC. ("FINOVA GROUP").

RESULTS OF OPERATIONS

     For the nine months ended September 30, 2000, FINOVA reported a loss of $217.9 million compared to net income of $161.5 million for the nine months of 1999. The results for the nine months of 2000 included income from continuing operations of $35.1 million and net losses from discontinuing operations totaling $253.0 million compared to income from continuing operations for the first nine months of 1999 of $162.4 million and a net loss from discontinued operations for the same period of $0.9 million.

     DISCONTINUED OPERATIONS. The discontinued operations resulted from FINOVA Group's Board of Director's decision in the third quarter to sell or liquidate some of its more broad based businesses and focus more on providing financing through its niche based businesses. The businesses included in discontinued operations consist of Commercial Services (sold during the third quarter of 2000), Corporate Finance, Business Credit, Growth Finance (all of which are included under the caption "Corporate Finance") and Distribution & Channel Finance. Corporate Finance and Distribution & Channel Finance are actively being marketed for sale. The sale could be for all or portions of the businesses, and if only portions of the businesses are sold, the Company intends to liquidate the unsold portions in an orderly manner.

     The losses from discontinued operations in the first nine months of 2000 primarily consisted of charges to value the assets included in the businesses to be sold or liquidated at estimated net realizable amounts, including the write-off of unamortized goodwill and accrued retention and severance payments applicable to those businesses and the operating losses experienced by those businesses. Those losses were partially offset by the gain on sale of Commercial Services (net of goodwill write-off) and a gain of approximately $4.0 million from the sale of a portion of the collateral supporting the $70 million transaction written off in the Distribution & Channel Finance line of business in March 2000. See Note E of Notes to Interim Condensed Consolidated Financial Information for more information on discontinued operations.

     LOSS FROM CONTINUING OPERATIONS. The decrease in income from continuing operations was primarily due to the following:

     *    Higher loss provisions to bolster the reserve for credit losses
     *    Losses on investments and assets held for sale
     *    Increases in the Company's cost of funds due to
          -    Several reductions in credit ratings
          - Higher costs associated with borrowing under the Company's domestic commercial paper back-up bank facilities
     *    Higher write-offs of financing contracts
     *    An increase in the level of nonaccruing assets
     * The costs to exit the origination and sale of commercial real estate loans to the CMBS market in the second quarter of 2000.

     INTEREST MARGINS EARNED. Interest margins earned represents the difference between (a) interest and income earned from financing transactions and operating lease income and (b) interest expense and depreciation on operating leases. Interest margins earned in dollars were up 8.3% in the first nine months of 2000 compared to the first nine months of 1999 ($371.6 million vs. $343.0 million). The increase was due primarily to portfolio growth (managed assets) which increased by 3.7%, partially offset by a higher cost of funds in 2000. Portfolio growth resulted primarily from $4.2 billion of new business added during the 12 months ended September 30, 2000. Annualized portfolio growth for the first nine months of 2000 was 7.1%, excluding $168.0 million of commercial mortgage-backed securities (CMBS) loans held for sale at December 31, 1999. The lower growth rate in the first nine months of 2000, when compared to 25.6% in the same period for 1999, is primarily attributable to a higher beginning portfolio base and lower new business. New business for the nine months of 2000 is running 16.7% below new business for the first nine months of 1999 ($2.364 billion vs. $2.838 billion). Lower new business volumes are expected to continue as the Company focuses on managing its liquidity position by being selective in originating any new business over and above outstanding commitments. New business for the third quarter of 2000 was $619.0 million down 43.9% from $1.104 billion originated in the third quarter of 1999. The backlog of new business at September 30, 2000 declined to $1.683 billion from $1.987 billion at June 30, 2000. Most of the new business in 2000 was generated by the more niche focused Specialty Finance Group, which generally attracts higher returns than FINOVA's other segments. Interest margins earned as a percent of average earning assets were 5.1% in the first nine months of 2000, down from 5.4% in the same period of 1999. The decrease was primarily due to a higher level of non-earning assets and investments, lower nonrecurring income and higher cost of funds, as noted above. Various downgrades of its senior debt ratings caused FINOVA's annual cost of funds (in the form of the all in spread over LIBOR) applicable to $4.5 billion in drawdowns under its domestic commercial paper back-up bank facilities to increase by 1.35%. The impact of the weighted average wider spreads over LIBOR on FINOVA's cost of funds for the first nine months of 2000 was approximately 0.50%

     VOLUME-BASED FEES. Volume-based fees historically were generated by FINOVA's Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. Since Distribution & Channel Finance and Commercial Services are discontinued operations, the fees included in continuing operations apply only to Realty Capital. These fees are predominately based on volume-originated business rather than the balance of outstanding financing transactions during the period. Volume-based fees for the nine months ended September 30, 2000 were $1.3 million, down from $8.8 million reported in the first nine months of 1999. The decline in 2000 was due to Realty Capital exiting from the origination and sale of commercial real estate loans to the CMBS market in April 2000.

     PROVISION FOR CREDIT LOSSES. The provision for credit losses on continuing operations was higher in the first nine months of 2000 compared to the first nine months of 1999 ($141.3 million vs. $12.2 million) due to the need to bolster the reserve in light of increasing problem accounts and higher net write-offs in the first nine months of 2000 ($62.0 million compared to $14.8 million in the nine months of 1999). The largest portion of net write-offs in 2000 was from multiple customers in Mezzanine Finance totaling $40.7 million. Net write-offs as a percent of average managed assets were 0.78% annualized for the first nine months of 2000, up from 0.22% annualized for the same period of 1999. A discussion of the increase in problem accounts is included under Financial Condition, Liquidity and Capital Resources.

     FINOVA monitors developments affecting loans and leases in its portfolio, taking into account each borrower's financial developments and prospects, the estimated value of collateral, legal developments and other available information. Based upon that information, FINOVA adjusts its loan loss reserve and when considered appropriate writes down the value of the loans. Depending on developments, there is the possibility that the loan loss reserves and/or write downs will increase in the future.

     (LOSSES)/GAINS ON INVESTMENTS AND DISPOSAL OF ASSETS. The losses for the nine months of 2000 were primarily due to the write-off of equity positions in the Resort, Communication and Mezzanine Finance businesses as well as charges to write down repossessed assets in Resort Finance and residual positions in Transportation Finance. The most significant charge was in Resort Finance which wrote-off its $54.8 million equity investment in a major developer that has experienced a decline in earnings and a significant reduction in its net worth. The write down of residual positions in Transportation Finance totaled $17.9 million and principally related to assets held for sale or lease. The total charges of $109.0 million from the write-off of investments, repossessed assets and assets held for sale or lease were partially offset by gains of $53.5 million. Gains in the third quarter of 2000 included $4.8 million from the sale of the Company's remaining Healtheon stock; total gains from Healtheon in the nine months of 2000 were $20.7 million.

     While in the aggregate FINOVA has historically recognized gains on asset disposals, the timing and amount of these gains are sporadic in nature. There can be no assurance FINOVA will recognize gains in the future, depending, in part, on market conditions at the time of sale.

     OPERATING EXPENSES. Operating expenses were $122.2 million in the first nine months of 2000 compared to $121.2 million in the first nine months of 1999. The increase was principally due to nonrecurring expenses consisting of $11.8 million incurred to exit the origination and sale of commercial real estate loans to the CMBS market in the second quarter of 2000 and $7.6 million incurred for deferred compensation and executive severance. Excluding those nonrecurring charges, operating expenses declined by 17.2% in the nine months of 2000 from the comparable 1999 period ($100.4 million vs. $121.2 million). Operating efficiency, which is the ratio of operating expenses to operating margins, was 32.8% in the first nine months of 2000, compared to 34.5% in the same period of 1999.

     INCOME TAXES. Income taxes were lower for the first nine months of 2000 compared to the corresponding period in 1999 primarily due to the decrease in pre-tax income and beneficial IRS tax audit adjustments.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The following primarily relates to continuing operations, except as noted.

     Managed assets were $10.83 billion at September 30, 2000 compared to $10.44 billion at December 31, 1999. Included in managed assets at September 30, 2000 were $10.43 billion in funds employed and $393.8 million of securitized assets. The increase in managed assets was due to funded new business of $2.36 billion for the nine months ended September 30, 2000, partially offset by prepayments and asset sales accompanied by normal portfolio amortization.

     The reserve for credit losses as it pertains to continuing operations increased to $257.7 million at September 30, 2000 from $178.3 million at December 31, 1999. As previously discussed, the reserve was bolstered in 2000 as a result of problem accounts. At September 30, 2000 and December 31, 1999, the reserve for credit losses was 2.4% and 1.7% of ending managed assets, respectively. The reserve for credit losses as a percent of nonaccruing assets declined to 61.2% at September 30, 2000, from 101.9% at December 31, 1999, due to the increase in nonaccruing assets. Nonaccruing assets increased to $421.0 million or 3.9% of ending managed assets at September 30, 2000 from $175.0 million or 1.7% at the end of 1999. The largest increases to nonaccruing during the nine months of 2000 occurred in Resort Finance ($125.9 million), Healthcare Finance ($56.1 million) and Communications Finance ($23.8 million).

     The increase in nonaccruing assets in Resort Finance principally relates to the addition of $23.5 million of working capital loans to eight related special-purpose project development entities and $117.4 million for Sunterra Corporation ("Sunterra") in the third quarter of 2000. The working capital loans to the eight related project development entities were classified as nonaccruing due to concerns over each of the borrower's financial condition and FINOVA's collateral coverage if a forced liquidation became necessary. The eight development entities are all special-purpose subsidiaries of the major resort developer in which FINOVA had the $54.8 million investment previously described. Sunterra filed bankruptcy in the second quarter of 2000 and has not made a payment in over 90 days; therefore, all Sunterra loans were classified as nonaccruing. The Sunterra loans are secured by marketable assets, primarily completed but unsold timeshare units, at 13 of Sunterra's approximately 90 resorts. Although payments on the $20 million of consumer timeshare receivables continue to be collected, these amounts are being held in segregated bank accounts pending a cash collateral agreement with Sunterra.

     Increases in nonaccruing assets in Healthcare Finance during the third quarter of 2000 were primarily related to the addition of three accounts, a special-purpose developer of an assisted living facility ($12.4 million), a dental practice management firm ($10.4 million), and a skilled nursing and assisted living developer ($9.6 million). The first is a senior secured real estate loan collateralized by a first lien on a 92-unit assisted living facility located in Connecticut. FINOVA has entered into a letter agreement to sell the facility for its carrying value, with FINOVA financing the purchase. The second loan is secured by all the assets of a dental practice management company. FINOVA and the borrower are evaluating an offer to purchase the practice for less than FINOVA's carrying value. The third is a participation facility in a healthcare entity that filed bankruptcy in June 2000. A plan of reorganization has not yet been presented to the lender group.

     A $31.7 million loan to a Southeast U.S.-based wireless messaging company represents the increase in nonaccruing assets in Communications Finance during the third quarter of 2000. The borrower is over 90 days delinquent on interest payments. The borrower has implemented a comprehensive expense reduction strategy with the intent of bringing interest current and is pursuing a sale or merger of the Company.

     Earning impaired assets increased during the nine months ended September 30, 2000 to $246.9 million from $108.8 million at December 31, 1999. The percentage of earning impaired assets to ending managed assets was 2.3% at September 30, 2000 compared to 1.0% at December 31, 1999. The largest additions to earning impaired assets were in Resort Finance ($148.2 million), Franchise Finance ($37.8 million) and Specialty Real Estate Finance ($10.4 million). Additions of $148.2 million in Resort Finance represent the balances of the obligations, other than the working capital loans, owed by seven of the eight related project developers mentioned above. These impaired, but still accruing, loans are secured by receivables and real property, which FINOVA believes are sufficient to repay the loans, including interest. The loans are considered impaired because the parent company of the special-purpose obligors has experienced a decline in earnings and a significant reduction in its net worth, which could possibly cause FINOVA to have to manage the underlying resort projects without support from the parent company. The Franchise Finance increase relates to loans to a Florida-based restaurant franchisee ($19.8 million) and an operator of a chain of casual-dining restaurants ($18 million). The franchisee is involved in ownership and operation of Denny's restaurants. FINOVA is pursuing the restructuring of the borrower's loan terms and extending certain loan schedules which contractually matured at the end of the third quarter. FINOVA has a participation in the second transaction, which is in forbearance with the lending group until March 2001. The increase in Specialty Real Estate Finance was attributable to a loan to a hotel operator ($10.4 million) secured principally by a 160-room hotel in Kissimmee, Florida. The borrower filed for bankruptcy during the third quarter. FINOVA is currently negotiating an agreement with the borrower involving the pledge of additional collateral. If the negotiations are successful, the combination of the hotel and excess pledged collateral should be adequate to cover FINOVA's exposure. The most significant decreases in earning impaired resulted from the migration to nonaccruing of the loans to Sunterra and Tower Air, discussed in the Company's prior quarterly report.

     There can be no assurance that any of the potential transactions noted above will be consummated on anticipated terms.

     The 31-90 day delinquencies at September 30, 2000 increased to 1.35% of managed assets from 0.62% of managed assets at the end of 1999. The increases in 31-90 day delinquencies were in Healthcare Finance $41.8 million, Transportation Finance $26.1 million and Communications Finance $17.8 million. $12.5 million of the total $146.5 million of 31-90 day delinquent outstandings are included in earning impaired assets.

     At September 30, 2000, FINOVA had $11.27 billion of debt outstanding, representing 6.93 times the Company's equity base of $1.53 billion. At year-end 1999, FINOVA's debt was 6.47 times the equity base of $1.75 billion. FINOVA is restricted under its bank credit agreements from maintaining debt to equity above a 7.0 to 1.0 ratio. FINOVA is compliant with that covenant as calculated in accordance with those agreements, which nets cash and cash equivalents against outstanding debt, as of September 30, 2000.

     FINOVA's internally generated funds, available credit lines and asset sales have financed growth in funds employed and liquidity during the nine months ended September 30, 2000. During May and June 2000, FINOVA drew down $4.5 billion against domestic commercial paper back-up bank facilities and used the proceeds primarily for repayment of commercial paper maturing debt and to fund general operations. Of this amount, $2.1 billion is due May 15, 2001, although $500.0 million can be extended over a two year term-out if no default exists at that time. The other $2.4 billion is to be repaid over a three-year period from 2001 to 2003. FINOVA also has $150 million (Canadian) due under a bank facility that matures in July 2001. Term debt maturities over the next twelve months by quarter include $182.9 million in the fourth quarter of 2000, $242.0 million in the first quarter of 2001, $2.4 billion in the second quarter of 2001 (includes $2.1 billion of bank facilities, of which $500.0 million can be extended over a two year term-out if no defaults exist at that time) and $449.2 million in the third quarter of 2001. During the first nine months of 2000, FINOVA issued $225 million of new long-term borrowings and repaid $1.3 billion of long-term borrowings. Subsequent to September 30, 2000, FINOVA's credit ratings were further reduced. See Recent Developments and Business Outlook for further discussion of the rating agency downgrades.

SEGMENT REPORTING

     FINOVA's business is organized into three market groups, which are also its reportable segments: Commercial Finance, Specialty Finance and Capital Markets. Management has not yet determined whether its reportable segments would be reorganized as a result of the recent announcement to discontinue several operations. Management principally relies on total revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment.

     Total revenue is the sum of operating margin and (losses) gains on investments and disposal of assets. Income before allocations is income before income taxes, preferred dividends, corporate overhead expenses and the unallocated portion of the provision for credit losses. Managed assets include each segment's investment in financing transactions plus securitizations.

     COMMERCIAL FINANCE. Commercial Finance currently only includes the Rediscount Finance business unit which provides financing through revolving credit facilities to finance companies. This segment previously included traditional asset-based businesses that provided financing through revolving credit facilities and term loans secured by assets such as receivables and inventories, as well as providing factoring and management services. In the third quarter of 2000, FINOVA announced that the Corporate Finance/Business Credit/Growth Finance and Distribution & Channel Finance business units would be discontinued. The Company also completed the sale of its Commercial Services business line to GMAC Commercial Credit LLC in the third quarter. For further discussion on activity previously reported within the Commercial Finance segment, see Discontinued Operations.

     Total net revenue was $44.0 million in 2000 compared to $38.2 million for the first nine months of 1999, an increase of 15.2%. The increase was primarily due to a 21.6% increase in managed assets over the last twelve months, partially offset by the effects of a higher cost of funds.

     Income before allocations increased to $33.1 million in the first nine months of 2000 from $29.4 million in 1999, primarily due to a higher level of managed assets, partially offset by a higher cost of funds and an increase in net write-offs. Net write-offs for the unit totaled $3.4 million in the first nine months of 2000 compared to $1.5 million in 1999. Net write-offs as an annualized percent of average managed assets for the business unit was 0.40% compared to 0.21% in the first nine months of 1999. Operating expenses as a percent of operating margin improved to 23.4% in 2000 from 25.7% in 1999 for the unit.

     Managed assets grew to $1.2 billion over the last twelve months from $985.0 million, an increase of 21.6%. The growth in managed assets was primarily due to increased net utilization under existing revolving commitments. The Company as a whole expects to significantly slow managed asset growth on an annual basis. There can be no assurance that FINOVA's asset base will grow. See Recent Developments and Business Outlook for further discussion.

     SPECIALTY FINANCE. Specialty Finance provides a wide variety of lending products such as leases, loans, accounts receivable and cash flow based financing, as well as servicing and collection services to a number of highly focused industry specific niches.

     Total net revenue was $173.0 million in the first nine months of 2000 compared to $278.3 million in 1999. The decrease in net revenue was primarily due to the write-off of equity positions in Resort Finance and Communications as well as charges to write down repossessed assets in Resort Finance and residual positions in Transportation Finance. The most significant charge was in Resort Finance which wrote-off a $54.8 million equity investment in a major developer that has experienced a decline in earnings and a significant reduction in net worth. The write down of residual positions in Transportation Finance totaled $17.9 million and principally related to assets held for sale or lease. Also contributing to the decline in net revenue was the effects of higher cost of funds, and a lower level of gains from the disposal of assets partially offset by a higher level of managed assets. The segment experienced a 10.5% growth in managed assets over the last twelve months and 5.9% annualized growth during the first nine months of 2000. The lower gains were primarily attributable to the timing of assets coming off lease and the Company's ability to re-lease assets at end of term. While in the aggregate FINOVA has historically recognized gains on disposals, the timing and amount of these gains are sporadic in nature. Additionally, certain business units within this segment will sometimes receive equity interests to complement their financing arrangements. Depending on various factors, including management's discretion, FINOVA may opt to exercise and sell its position in these equities when permitted to do so. In the third quarter of 2000, FINOVA recorded a pre-tax unrealized gain of $63.7 million through other comprehensive income on the balance sheet related to a telecommunications stock.

     Income before allocations was $107.3 million for the nine months ended September 30, 2000 compared to income of $223.6 million for the same period in 1999. The decrease was primarily due to the charge-offs mentioned above, a higher cost of funds, lower gains and an increase in net write-offs of financing contracts, which rose to $17.7 million in 2000 from $8.4 million in 1999. Annualized net write-offs as a percentage of average managed assets for the group increased to 0.27% from 0.15% in 1999.

     Managed assets grew to $8.6 billion in 2000 from $7.8 billion in the same period of 1999, an increase of 10.5%. The growth in managed assets was driven by new business of $2.0 billion in 2000 compared to $2.4 billion in 1999. This growth was spread across most business units over the last twelve months, with Specialty Real Estate Finance being the only business experiencing a decline. The group as a whole experienced a decrease in backlog to $1.39 billion at September 30, 2000 from $1.68 billion at September 30, 1999.

     CAPITAL MARKETS. Capital Markets, in conjunction with institutional investors, provides debt and equity capital funding, third-party loan administration services and provided commercial mortgage banking services until those operations were terminated.

     Total net revenue was $102.6 million in 2000 compared to $67.1 million in 1999. The increase in net revenue was primarily attributable to the group's Mezzanine Capital unit, which experienced a $37.5 million increase in net revenue from $27.0 million in 1999 to $64.5 million for the nine months of 2000. The growth in Mezzanine Capital's net revenue was primarily due to an increased level of gains from the sale of equity and warrant positions. Gains from the sale of equity and warrant positions totaled $35.8 million in 2000 as compared to $9.0 million for the first nine months of 1999. The gains in 2000 included $20.7 million from the sale of the Company's position in Healtheon stock. FINOVA periodically assesses its position in this unit's investment portfolio and may opt to exercise and sell its position based on various factors, including management's discretion, when permitted to do so.

     Also contributing to the increase in net revenue was the continued growth of Realty Capital's bridge and mezzanine financing activities partially offset by a lower level of volume-based fees, advisory and consulting income and a higher cost of funds. The lower level of volume-based fees was due to Realty Capital's exit from the origination and sale of commercial real estate loans to the CMBS market in April 2000. The lower level of advisory and consulting income was primarily due to the sale of the Harris Williams & Co. business unit to its management in the second quarter of 2000. Realty Capital's bridge and mezzanine financing portfolio grew to $491.2 million by September 30, 2000 compared to $237.5 million at September 30, 1999.

     Income before allocations was $20.2 million in 2000 compared to income of $19.8 million in 1999. This increase was primarily attributable to the increased net revenue, offset by $40.7 million of net write-offs in the Mezzanine Capital portfolio as compared to $5.0 million in 1999, and $11.8 million of costs incurred in connection with Realty Capital's exit from the origination and sale of loans to the CMBS market.

     Managed assets declined to $945.7 million from $1.0 billion. Excluding Realty Capital's on-balance sheet CMBS loans, which totaled $313.8 million at September 30,1999, the group's asset grew by $215.2 million or 29.5%. This growth was primarily due to increased assets in Realty Capital's bridge and mezzanine financing products, partially offset by a decline in Mezzanine Capital's portfolio of $51.6 million.

RECENT DEVELOPMENTS AND BUSINESS OUTLOOK

     On March 27, 2000, FINOVA Group announced the retirement of its Chairman, President and Chief Executive Officer, Samuel L. Eichenfield, for personal and health reasons. Following Mr. Eichenfield's retirement as a director and officer, the FINOVA Group board of directors elected Matthew M. Breyne as a director, President and Chief Executive Officer of FINOVA Group. FINOVA's board of directors elected Mr. Breyne as Chairman, President and Chief Executive Officer of FINOVA. He previously served as President and Chief Operating Officer of FINOVA and continues to serve as a director of that company.

     FINOVA also announced that it would take a special $80 million pre-tax charge to earnings in the first quarter of 2000 to bolster loss reserves and provide for payment of deferred compensation and executive severance. The additional loss reserves related to a $70 million loss on a major customer in the Distribution and Channel Finance line of business which is now included as part of the loss from discontinued operations. The remainder of the charge was used to provide for payment of deferred compensation and executive severance for Mr. Eichenfield.

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

     On May 8, 2000, FINOVA announced that it had engaged Credit Suisse First Boston to assist in the exploration of strategic alternatives with financial, strategic and other potential partners. Since that time FINOVA has had discussions with a substantial number of persons concerning the possibility of an acquisition of the entire ownership of FINOVA or a substantial equity ownership position. As described in Note G of the Notes to Interim Condensed Consolidated Financial Information, on November 10, 2000, FINOVA Group entered into a letter agreement with respect to an equity infusion of up to $350 million by Leucadia National Corporation.

     During July 2000, FINOVA structured a securitization with Chase Securities acting as structuring agent, which includes a commitment to purchase up to $500 million of loans on a revolving basis until February 2001, which may be extended by mutual agreement, and is funded through a commercial paper conduit. As with FINOVA's other securitizations, other events, such as the performance of the portfolio or of FINOVA, could result in termination of the securitizations. If the securitization is terminated or not extended, loan collections will thereafter be applied to reduce the securitization balance rather than to fund the obligations to the underlying borrowers, which would become the obligation of FINOVA. Proceeds to FINOVA through the first two fundings of the Chase securitization aggregated approximately $475 million. This securitization requires, among other things, that a back-up servicer be appointed by November 29, 2000. Due to the potential sale of the Corporate Finance assets, the Company has not yet engaged a back-up servicer although it is presently engaged in negotiations with a prospective backup servicer. If a backup servicer is not engaged by November 29, 2000, Chase would have the ability to retain collections on the securitized loans, thereby constraining liquidity further. The securitization assets were originated through FINOVA's Corporate Finance division.

     An additional $300 million securitization, structured by Morgan Stanley Dean Witter earlier this year, was not funded and currently is not available for future funding, pending satisfaction of certain conditions. The Company has been in negotiations with Morgan Stanley Dean Witter to seek a revision of these conditions, although the outcome is uncertain.

     On August 28, 2000, FINOVA completed the sale of substantially all the assets of its Commercial Services division to GMAC Commercial Credit LLC, a wholly owned subsidiary of General Motors Corporation, for approximately $235 million.

     In light of the events since March 2000, the credit rating agencies downgraded the senior debt and commercial paper credit ratings for FINOVA. Including the October 31st downgrades, the credit ratings for FINOVA are as follows:

                                           Senior Debt       Commercial Paper
                                           -----------       ----------------
Moody's Investors Service Inc.                  B1                  NP
Standard & Poor's Ratings Group                 BB                  B
Fitch IPCA                                      B                   B

     The Company decided in the third quarter to sell or liquidate some of its more broad based businesses and focus on providing financing through its niche based businesses. The Company has decided to discontinue and actively market for sale its Corporate Finance and Distribution & Channel Finance businesses. A sale could be for all or parts of the businesses, and if only parts of the business are sold, the Company intends to orderly liquidate the unsold portions.

     FINOVA has engaged Jay Alix & Associates, a nationally recognized financial consulting firm, to assist in connection with the development of strategic and financial planning, including re-negotiation of its bank debt.

     FINOVA's credit agreements, pursuant to which an aggregate of $4.7 billion of indebtedness is outstanding, contain normal and customary financial covenants. Failure of FINOVA to comply with these covenants would result in a default under the credit agreements, unless waived by the lenders. If a default were to occur under the credit agreements and the lenders required repayment, such default would in turn result in a default under substantially all of FINOVA's other outstanding indebtedness. Under one of these covenants, the interest coverage test, FINOVA was in compliance at September 30, 2000. However, declines in average net income or higher interest costs in future quarter ends could help lead to a violation of that covenant.

     On November 10, 2000, FINOVA Group announced that it entered into a letter agreement with Leucadia National Corporation with respect to an equity investment in FINOVA Group that, if consummated, would improve the Company's liquidty. See Note F to Notes to Interim Condensed Consolidated Financial Information.

     Pending consummation of the transaction with Leucadia, FINOVA expects to use cash flow from operations and if consented to by Leucadia, proceeds from securitizations and proceeds from other asset sales to satisfy its debt obligations and operational needs, and to fund reduced amounts of new business. In May 2001, FINOVA is obligated to repay approximately $2.1 billion of borrowings ($500 million of which may be extended over a two year term-out if no default exists at that time) under FINOVA's credit facilities, which is in addition to other debt maturities. These repayments will require additional asset sales, new financing arrangements, infusion of debt or equity or similar arrangements. The transaction with Leucadia will involve negotiations with the banks concerning the timing and amount of those repayments among other items.

     Inability of FINOVA to complete the transaction with Leucadia and FINOVA's banks or other transactions referred to above, adverse developments requiring an increase of bad debt reserves or the write-off of assets, the assertion by creditors of a default under FINOVA's credit agreements, or other adverse developments in FINOVA's business or results of operations could impair FINOVA's ability to fund operations and debt payment requirements for principal and interest.

     FINOVA's ability to seek new business has been adversely affected by the events noted above. It continues to do so by emphasizing customer service and focusing on selected market niches. The Company as a whole expects to significantly slow managed asset growth on an annual basis. There can be no assurance that FINOVA's asset base will grow.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     These rules become effective for the Company on January 1, 2001. The Company is still assessing the impact of the adoption of SFAS 133 on its warrants held on private companies with "cashless exercise" features, pending final guidance to be issued by the FASB. The ongoing effects of adoption will depend on future market conditions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements, such as estimates of gain or loss and other predictions or forecasts. FINOVA assumes no obligation to update those statements to reflect actual results, changes in assumptions or other factors.

     The forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those predicted. Those factors include:

     * FINOVA's ability to address its financing requirements in light of its existing debt obligations and market conditions.
     *    Pending and potential litigation relating to charges to earnings.
     *    The  results of  efforts  to  implement  FINOVA's  business  strategy, including the ability to successfully conclude its evaluation of strategic alternatives and to conclude proposed transactions.
     *    The ability to attract and retain key personnel and customers.
     * Conditions that adversely impact FINOVA's borrowers and their ability to meet their obligations to FINOVA.
     *    The adequacy of FINOVA's loan loss reserves.
     * Actual results in connection with continuing or discontinued operations and the disposition of assets.
     * Other risks detailed in FINOVA's SEC reports, including on page 15 of FINOVA's 10-K for 1999.

     In addition, FINOVA's financial condition, liquidity and future results of operations will be materially affected by the results of negotiations seeking a restructuring of its credit facilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     One of the major elements in determining FINOVA's success as a commercial finance company is its ability to access capital and the cost of that capital. The events that have transpired in 2000 have adversely affected FINOVA's ability to access the capital markets and has significantly increased its cost of capital. The total impact on its annual cost of capital cannot be accurately determined at this time because the sources of capital and respective costs are uncertain. One borrowing cost that can be quantified is the Company's $4.5 billion bank facility where the all in spread over LIBOR has increased rates by 1.35% during 2000 which effectively increases the annual interest expense on those borrowings by $60.8 million.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Between March 29 and May 23, 2000, five shareowner lawsuits were filed against FINOVA Group and Samuel Eichenfield, FINOVA Group's former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA Group common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purports to be on behalf of all those who purchased FINOVA 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

     In an order by the U.S. District Court dated August 30, 2000, all five lawsuits were consolidated and captioned IN RE: FINOVA GROUP INC. SECURITIES LITIGATION. The court also selected the Louisiana School Employees Retirement System ("LSERS") as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA Group, FINOVA, Samuel Eichenfield, Matthew Breyne, and Bruno Marszowski as defendants. The Consolidated Amended complaint generally alleges that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to bolster FINOVA Group's stock price, among other reasons. The complaint seeks unspecified damages for losses incurred by shareholders, plus interest, and other relief, and rescission with regard to the notes purchased.

     FINOVA believes the claims are without merit. FINOVA and the other defendants intend to vigorously defend against the claims. On October 30, 2000, FINOVA and the other defendants filed a motion to dismiss the complaint, which is now pending.

     Since consolidation of the original five shareowner lawsuits, other apparently related lawsuits have been initiated against the Company and current and former officers and directors. Two shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1) assert claims relating to the Company's acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA Group stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA Group stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer, Bruno Marszowski, and FINOVA Group. The complaints appear related to the consolidated securities litigation because they also allege that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaint seeks unspecified damages for losses incurred by shareholders, plus interest, and other relief. On October 23, the Company and the other defendants filed a motion to dismiss both complaints, or in the alternative to transfer venue of the actions to the U.S. District Court for the District of Arizona, where the consolidated securities litigation is pending.

     There have also been two shareholders' derivative lawsuits filed against current and former officers and directors, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purport to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of FINOVA Group against the officers and directors, alleging generally breaches of fiduciary and other duties as directors. As with the consolidated securities litigation, the allegations center generally on claims that there were materially misleading statements regarding FINOVA's loss reserves.

     Finally, another shareholder's derivative lawsuit was filed on September 13, 2000, in the Circuit Court for Davidson County, Tennessee, by Ronald Benkler, purportedly on behalf of Sirrom Capital Corporation, against several former officers of Sirrom Capital Corporation. The complaint alleges that the Sirrom officers breached various duties to Sirrom in connection with the acquisition of Sirrom by the Company in 1999, and the exchange of Sirrom stock for FINOVA Group stock as a result of the acquisition.

     Inasmuch as the allegations are similar or related to those asserted in the consolidated securities litigation, the Company believes that the claims are without merit, and the Company and the other defendants intend to vigorously defend against the claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following exhibits are filed herewith:

     Exhibit No.         Document
     -----------         --------
        4           1992 Stock Incentive Plan, as amended.+

        10.A Letter Agreement Between Leucadia National Corporation and The FINOVA Group Inc., dated November 10, 2000.

        12 Computation of Ratio of Income to Fixed Charges (interim period).

        27          Financial Data Schedule

        99          The FINOVA Group Earnings Release dated November 14, 2000.

     ----------
     +    Relating to management compensation

     (b)  Reports on Form 8-K:

     A report on Form 8-K dated August 28, 2000 was filed by Registrant which reported under Item 5 Other Events, for the sale of substantially all the assets of Commercial Services Division.

                           FINOVA CAPITAL CORPORATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           FINOVA CAPITAL CORPORATION
                                  (Registrant)



Dated: November 14, 2000               By: /s/ Bruno A. Marszowski
                                           -------------------------------------
                                           Bruno A. Marszowski, Senior Vice
                                           President, Chief Financial Officer
                                           and Controller Principal Financial
                                           and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                          COMMISSION FILE NUMBER 1-7543
                                  EXHIBIT INDEX
                          SEPTEMBER 30, 2000 FORM 10-Q

Exhibit No.                Document
-----------                --------
    4          1992 Stock Incentive Plan, as amended.

    10.A Letter Agreement Between Leucadia National Corporation and The FINOVA Group Inc., dated November 10, 2000.

    12         Computation of Ratio of Income to Fixed Charges (interim period).

    27         Financial Data Schedule

    99         The FINOVA Group Earnings Release dated November 14, 2000.