Form 10-K405
period 2000-12-31
FINOVA CAPITAL CORP
filed 2001-04-17
CIK 43960

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20594

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

Commission File Number 1-7543

FINOVA CAPITAL CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-1278569 (I.R.S. Employer Identification No.)

4800 North Scottsdale Road Scottsdale, AZ (Address of Principal Executive Offices)	85251-7623 (Zip Code)

Registrant’s Telephone Number, Including Area Code: 480-636-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

$175,000,000 Principal Amount of 9-1/8% Note Due February 27, 2002	New York Stock Exchange

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

Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

As of April 12, 2001, approximately 25,000 shares of Common Stock (1.00 par value) were outstanding and were held by an affiliate.

Registrant meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Part I
Item 1. Business.
Introduction
Recent Developments
General
Business Groups
Portfolio Composition
Investment in Financing Transactions
Cost and Use of Borrowed Funds
Leased Asset Realization Experience
Business Development
Customer Requirements
Portfolio Management
Delinquencies and Workouts
Governmental Regulation
Employees
Other Matters
Special Note Regarding Forward-looking Statements
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders.
Part II
Item 5. Market Price of and Dividends On the Registrant's Common Equity & RELATED SHAREOWNER MATTERS.
Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Item 8. Financial Statements & Supplemental Data.
Item 9. Changes in and Disagreements With Accountants On Accounting & Financial Disclosure.
Part III
Item 10. Directors & Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners & Management.
Item 13. Certain Relationships & Related Transactions.
Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K.
ANNEX A
Management's Discussion and Analysis of Financial Condition and Results of Operations
Quantitative and Qualitative Disclosure about Market Risk
Report of Independent Auditors
Independent Auditors' Report
Consolidated Balance Sheets
Statements of Consolidated Operations
Statements of Consolidated Shareowner's Equity
Statements of Consolidated Cash Flows
Notes to Consolidated Financial Statements
Supplemental Selected Financial Data (unaudited)
EX-12
EX-21
EX-23
EX-23.1
EX-24

TABLE OF CONTENTS
Name of Item

	Part I

Item 1.	Business	1

	Introduction	1

	Recent Developments	1

	General	2

	Business Groups	2

	Portfolio Composition	4

	Investment In Financing Transactions	4

	Cost and Use of Borrowed Funds	10

	Leased Asset Realization Experience	11

	Business Development	11

	Customer Requirements	12

	Portfolio Management	12

	Delinquencies and Workouts	12

	Governmental Regulation	12

	Employees	13

	Other Matters	13

	Special Note Regarding Forward-Looking Statements	13

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	16

	Part II

Item 5.	Market Price of and Dividends on The Registrant’s Common Equity & Related Shareowner Matters	16

Item 6.	Selected Financial Data	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	16

Item 7a	Quantitative and Qualitative Disclosure About Market Risk	16

Item 8.	Financial Statements & Supplemental Data	16

Item 9.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	16

	Part III

Item 10.	Directors & Executive Officers of the Registrant	17

Item 11.	Executive Compensation	17

Item 12.	Security Ownership of Certain Beneficial Owners & Management	17

Item 13.	Certain Relationships & Related Transactions	17

	Part IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	17

PART I

ITEM 1.   BUSINESS.

INTRODUCTION

      The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively “FINOVA” or the “Company”). FINOVA is a wholly owned subsidiary of The FINOVA Group (“FINOVA Group”). FINOVA Group is a financial services holding company. Through its principal operating subsidiary FINOVA, FINOVA Group has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

Recent Developments

      On March 7, 2001, The FINOVA Group Inc., FINOVA Capital Corporation and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code to enable them to restructure their debt (the “Reorganization Proceedings”). Historically, the Company has relied upon borrowed funds together with internal cash flow to finance its operations. Profit has largely been recorded from the spread between the cost of borrowing and the rates paid by its customers, less operating costs. The Company also generates revenues through loan servicing and related activities and the sale of assets. Beginning late in the first quarter of 2000, a series of events impeded FINOVA’s access to lower cost capital in the public and private markets. These events are generally described below.

      On March 27, 2000, FINOVA Group announced the retirement of its Chairman, President and Chief Executive Officer, Samuel L. Eichenfield, for personal and health reasons. The Company also announced an $80 million pre-tax charge to earnings in the first quarter of 2000, to increase loss reserves and provide for payment of deferred compensation and executive severance. The additional loss reserves related to the replenishment of reserves after a write-off of a loan to a single customer in the Distribution & Channel Finance line of business that had previously been partially reserved. Following these announcements, some of the credit rating agencies downgraded or placed on credit watch its senior debt and commercial paper ratings.

      Historically, a significant portion of its business was financed with commercial paper, which was reissued when it matured. The Company also borrowed funds in the form of publicly traded debt securities with staggered maturities. In May 2000, the Company was unable to renew in full its bank facilities, which were in place to provide a back-up mechanism for the commercial paper program. Without full coverage for outstanding commercial paper under the back-up bank facilities, FINOVA drew down on the bank lines to meet maturing commercial paper obligations and other debt obligations. This resulted in additional debt rating downgrades.

      The Company engaged Credit Suisse First Boston in May 2000 to assist in the exploration of strategic alternatives, including a sale of the Company.

      As the year progressed, the U.S. economy began to show signs of weakening and FINOVA’s portfolio of leases and loans began to experience higher levels of delinquencies and nonaccruing assets. The impact of these events and current economic conditions resulted in increased levels of problem accounts and higher cost of funds (resulting in lower interest margins earned), higher reserve requirements, higher write-offs, losses on investments and disposal of assets, impairment of intangible assets, reduced tax benefits, and the decision to exit certain businesses.

      On February 26, 2001, FINOVA Group and FINOVA entered into a commitment letter with Berkshire Hathaway Inc. ("Berkshire Hathaway"), Leucadia National Corporation ("Leucadia") and Berkadia LLC ("Berkadia"), an entity jointly owned by Leucadia and Berkshire Hathaway, pursuant to which Berkadia committed to lend $6.0 billion to FINOVA, to facilitate a Chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. The $6.0 billion five-year term loan will be secured by substantially all of the assets of FINOVA and its subsidiaries and guaranteed on a secured basis by FINOVA Group and substantially all of the subsidiaries of FINOVA (the "Berkadia Loan"). The balance of FINOVA's bank and bond indebtedness will be restructured into approximately $5 billion of new ten-year senior notes of FINOVA Group ("New Senior Notes"). Berkadia's commitment is subject to various conditions, including Berkadia's satisfaction with FINOVA's Chapter 11 plan of reorganization (the "Plan") and bankruptcy court and necessary creditor approvals. In connection with the commitment letter, FINOVA also entered into a Management Services Agreement with Leucadia and its subsidiary Leucadia International Corporation, which has been amended and restated. For a more detailed description of these agreements, see the section in this report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      FINOVA received bankruptcy court approval to continue operating its business in the ordinary course and, as a result, will continue funding existing commitments to its customers. In light of these events, FINOVA has effectively eliminated new business development activities other than funding existing commitments and for the foreseeable future will focus on managing and maximizing the value of its existing portfolio. These activities will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities.

      The following description of FINOVA’s business includes a discussion of the Company’s historical business activities. As mentioned in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, the Company has effectively eliminated new business development activities. Accordingly, the description is presented to provide an understanding of the Company’s current assets and liabilities but should not be interpreted to mean that the Company continues to make similar investments. It should be read in conjunction with the section of this report captioned “Recent Developments and Business Outlook” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

GENERAL

      FINOVA’s principal executive offices are located at 4800 North Scottsdale Road, Scottsdale, Arizona 85251-7623, telephone (480) 636-4800. FINOVA also has offices throughout the U.S. and in London, U.K. and Toronto, Canada.

      FINOVA is a Delaware corporation. The Company was incorporated in 1965 as the successor to a California Corporation founded in 1954.

      FINOVA extends a broad range of customized financing and capital market products, including revolving credit facilities, term loans, leases and equity capital primarily to “middle-market companies.”

      Historically, FINOVA’s financing activities have been managed within three market groups: Specialty Finance, Capital Markets and Commercial Finance. Lines of business within each segment focus on providing tailored products and services to specific market niches. The following business descriptions include information regarding typical sizes of individual transactions. In some cases, FINOVA provides multiple financing transactions to a borrower or to affiliates of a borrower, which significantly increases the Company’s total exposure to that borrower beyond the typical transaction size. Certain FINOVA businesses including Resort Finance, Transportation Finance and Rediscount Finance, have multiple exposures exceeding $100 million. “Discontinued Operations” were designated as such during the third quarter of 2000 when FINOVA’s Board of Directors voted to discontinue and offer the five businesses for sale.

Business Groups

      Specialty Finance

•	Commercial Equipment Finance offers equipment leases and loans to a broad range of mid-size companies. Specialty markets include emerging growth technology industries (primarily biotechnology), electronics, telecommunications, corporate aircraft, supermarket/specialty retailers and most heavy industry. Typical transaction sizes range from $1 million to $20 million.

•	Communications Finance specializes in term financing to advertising and subscriber-supported businesses, including radio and television broadcasting, cable television, paging, outdoor advertising, publishing and emerging technologies such as internet service providers and competitive local exchange carriers. Typical transaction sizes range from $3 million to $40 million.

•	Franchise Finance offers equipment, real estate and acquisition financing for operators of established franchise concepts. Typical transaction sizes generally range from $500,000 to $40 million.

•	Healthcare Finance offers a full range of working capital, equipment and real estate financing products for the U.S. healthcare industry. Transaction sizes typically range from $500,000 to $35 million.

•	Portfolio Services provides customized receivable servicing and collections for resort timeshare developers and other holders of consumer receivables.

•	Public Finance provides tax-exempt term financing to non-profit corporations, manufacturers, and state and local governments. Typical transaction sizes range from $2 million to $15 million.

•	Resort Finance focuses on acquisition, construction and receivables financing for timeshare resorts, second home communities and fractional interest resorts. Typical transaction sizes range from $5 million to $35 million or more, and in some instances exceed $100 million.

•	Specialty Real Estate Finance provides senior term acquisition and bridge/interim loans from $5 million to $30 million or more on hotel and resort properties in the U.S., Canada and the Caribbean. Through this division, FINOVA also provides equity investments in credit-oriented real estate sale-leasebacks.

•	Transportation Finance structures equipment loans, direct financing, operating and leveraged leases and acquisition financing for commercial and cargo airlines worldwide, railroads and operators of other transportation-related equipment. Typical transaction sizes range from $5 million to $30 million or more, and in some instances exceed $100 million.

      Capital Markets

•	Investment Alliance provides equity and debt financing for mid-size businesses in partnership with institutional investors and selected fund sponsors. Typical transaction sizes range from $2 million to $15 million.

•	Loan Administration provides servicing and subservicing of commercial mortgages, business leases and prime and sub-prime consumer loans.

•	Mezzanine Capital provides secured subordinated debt with warrants to mid-size North American companies for expansion capital, buyouts or re-capitalization. Typical transaction sizes range from $2 million to $15 million.

•	Realty Capital provides commercial real estate bridge/interim mortgage loans and capital markets funded commercial real estate loans. Typical transaction sizes range from $1 million to $25 million. This line of business is being offered for sale and is classified as held for sale.

      Commercial Finance

•	Rediscount Finance offers revolving credit facilities to the independent consumer finance industry, including direct loan, automobile, mortgage and premium finance companies. Typical transaction sizes range from $1 million to $35 million or more, and in some instances exceed $100 million.

      Discontinued Operations

•	Corporate Finance provided a full range of cash flow-oriented and asset-based term and revolving loan products for manufacturers, wholesalers, distributors, specialty retailers and commercial and consumer service businesses. Typical transaction sizes ranged from $2 million to $35 million. In February 2001, $309 million of assets were sold. Although discontinued, Corporate Finance (which includes Business Credit and Growth Finance) continues to fund existing commitments to its customers until such commitments expire. Corporate Finance is not entering into new commitments. Net assets of discontinued operations at December 31, 2000 were $1.0 billion for Corporate Finance.

-	Business Credit provided collateral-oriented revolving credit facilities and term loans for manufacturers, retailers, distributors, wholesalers and service companies. Typical transaction sizes ranged from $1 million to $5 million. Fremont Capital Corporation, acquired in December 1999, was added to this line of business. Business Credit is not entering into new commitments.

-	Growth Finance provided collateral-based working capital financing primarily secured by accounts receivable for manufacturers, wholesale distributors, service companies and importers. Typical transaction sizes ranged from $100,000 to $1 million and were made to small and mid-size businesses with annual sales under $10 million. Growth Finance is not entering into new commitments.

•	Distribution & Channel Finance historically provided inbound and outbound inventory financing, combined inventory/accounts receivable lines of credit and purchase order financing for equipment distributors, value-added resellers and dealers nationwide. Transaction sizes generally ranged from $500,000 to $30 million. In December 2000, $46.4 million of assets were sold. Net assets of this line of business at December 31, 2000 were $132.1 million.

Portfolio Composition

      The total managed assets consist of FINOVA’s net investment in financing transactions plus certain assets that are owned by others but serviced by the Company (securitized assets). Managed assets are not reported on the Company’s balance sheet. The Company’s investment in financing transactions is primarily settled in U.S. dollars.

Investment in Financing Transactions

      The following primarily relates to continuing operations, except as noted.

      The following tables detail FINOVA’s investment in financing transactions (before reserve for credit losses) at December 31, 2000, 1999 and 1998.

INVESTMENT IN FINANCING TRANSACTIONS
BY LINE OF BUSINESS
DECEMBER 31, 2000
(Dollars in thousands)

	Revenue Accruing			Nonaccruing

	Performing at
	Contractual		Repossessed		Repossessed		Lease
	Terms	Impaired	Assets	Impaired	Assets		& Other

Specialty Finance Group Transportation Finance	$2,194,415	$61,076	$	$138,028	$	$

Resort Finance	1,538,712	133,851	13,293	136,889	5,107

Franchise Finance	862,310	8,453		48,101	2,088

Healthcare Finance	590,997		1,452	264,589			1,677

Communications Finance	623,301			92,823

Specialty Real Estate Finance	660,983		25,602	12,950	7,923

Commercial Equipment Finance	496,165			12,521	5,559		845

Public Finance	173,135			5,200

	7,140,018	203,380	40,347	711,101	20,677		2,522

Commercial Finance Group Rediscount Finance	1,062,151	32,375	520	119,005	4,412

	1,062,151	32,375	520	119,005	4,412

Capital Markets Group Realty Capital	406,080			15,876

Mezzanine Capital	294,725			43,925

Investment Alliance	35,892			3,833

	736,697			63,634

Other	43,565

Total Continuing Operations(1)	8,982,431	235,755	40,867	893,740	25,089		2,522

Discontinued Operations(2)	737,658	3,633		473,724	7,769		4,695

TOTAL	$9,720,089	$239,388	$40,867	$1,367,464	$32,858		$7,217

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total
	Carrying
	Amount	%

Specialty Finance Group

Transportation Finance	$2,393,519	23.5

Resort Finance	1,827,852	18.0

Franchise Finance	920,952	9.0

Healthcare Finance	858,715	8.4

Communications Finance	716,124	7.0

Specialty Real Estate Finance	707,458	6.9

Commercial Equipment Finance	515,090	5.1

Public Finance	178,335	1.8

	8,118,045	79.7

Commercial Finance Group Rediscount Finance	1,218,463	12.0

	1,218,463	12.0

Capital Markets Group Realty Capital	421,956	4.2

Mezzanine Capital	338,650	3.3

Investment Alliance	39,725	0.4

	800,331	7.9

Other	43,565	0.4

Total Continuing Operations(1)	10,180,404	100.0

Discontinued Operations(2)	1,227,479

TOTAL	$11,407,883

NOTES:

(1)	Excludes $357.5 million of assets sold which the Company manages, including $243.0 million in Commercial Equipment Finance and $114.5 million in Franchise Finance.

(2)	Excludes $475 million of Corporate Finance assets that were sold and are managed by the Company.

INVESTMENT IN FINANCING TRANSACTIONS
BY LINE OF BUSINESS
DECEMBER 31, 1999
(Dollars in thousands)

	Revenue Accruing			Nonaccruing

	Performing at
	Contractual		Repossessed			Repossessed	Lease
	Terms	Impaired	Assets	Impaired		Assets	& Other

Specialty Finance Group Transportation Finance	$2,424,262	$64,073	$	$		$	$

Resort Finance	1,584,508		14,383		2,699	19,318

Healthcare Finance	692,876	17,695	5,137		35,076	1,162	5,945

Franchise Finance	769,162		1,917		4,953	2,770	172

Communications Finance	674,331	3,908			10,327

Specialty Real Estate Finance	726,788		35,807		9,042	6,151	152

Commercial Equipment Finance	809,456		5,090		12,000	19,657	2,725

Public Finance	168,778

	7,850,161	85,676	62,334		74,097	49,058	8,994

Commercial Finance Group Rediscount Finance	1,059,930		12,574		1,071	3,042

	1,059,930		12,574		1,071	3,042

Capital Markets Group Realty Capital	578,808				4,614

Mezzanine Capital	386,555	21,981			34,117

Investment Alliance	25,292

	990,655	21,981			38,731

Other	62,403	1,107

Total Continuing Operations(1)	9,963,149	108,764	74,908		113,899	52,100	8,994

Discontinued Operations(2)	2,548,671	131,362			92,305	3,736	24,089

TOTAL	$12,511,820	$240,126	$74,908		$206,204	$55,836	$33,083

[Additional columns below]
[Continued from above table, first column(s) repeated]

	Total
	Carrying
	Amount	%

Specialty Finance Group Transportation Finance	$2,488,335	24.1

Resort Finance	1,620,908	15.7

Healthcare Finance	757,891	7.4

Franchise Finance	778,974	7.6

Communications Finance	688,566	6.7

Specialty Real Estate Finance	777,940	7.5

Commercial Equipment Finance	848,928	8.2

Public Finance	168,778	1.6

	8,130,320	78.8

Commercial Finance Group Rediscount Finance	1,076,617	10.4

	1,076,617	10.4

Capital Markets Group Realty Capital	583,422	5.7

Mezzanine Capital	442,653	4.3

Investment Alliance	25,292	0.2

	1,051,367	10.2

Other	63,510	0.6

Total Continuing Operations(1)	10,321,814	100.0

Discontinued Operations(2)	2,800,163

TOTAL	$13,121,977

NOTES:

(1)	Excludes $121.3 million of Franchise Finance assets that were sold and are managed by the Company.

(2)	Excludes $300 million of Corporate Finance assets that were sold and are managed by the Company.

INVESTMENT IN FINANCING TRANSACTIONS
BY LINE OF BUSINESS
DECEMBER 31, 1998
(Dollars in thousands)

	Revenue Accruing			Nonaccruing

	Performing at
	Contractual		Repossessed			Repossessed	Lease
	Terms	Impaired	Assets	Impaired		Assets	& Other

Specialty Finance Group Transportation Finance	$2,140,541	$61,895	$	$		$	$

Resort Finance	1,209,062		16,415			24,800

Healthcare Finance	597,201		7,018		5,902		1,102

Franchise Finance	597,916	1,619	1,741		1,763	2,120	274

Communications Finance	694,863	7,169			24,264

Specialty Real Estate Finance	635,952	16,966	34,230		9,799	7,620	194

Commercial Equipment Finance	712,854	1,526	4,858		10,884	17,855	4,135

Public Finance	183,099

	6,771,488	89,175	64,262		52,612	52,395	5,705

Commercial Finance Group Rediscount Finance	766,250		999		3,762

	766,250		999		3,762

Capital Markets Group Realty Capital	243,278

Investment Alliance	12,297

	255,575

Other	54,284

Total Continuing Operations(1)	7,847,597	89,175	65,261		56,374	52,395	5,705

Discontinued Operations(2)	1,796,124	16,831			63,364	2,051	25,344

TOTAL	$9,643,721	$106,006	$65,261		$119,738	$54,446	$31,049

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Total
	Carrying
	Amount	%

Specialty Finance Group Transportation Finance	$2,202,436	27.1

Resort Finance	1,250,277	15.4

Healthcare Finance	611,223	7.5

Franchise Finance	605,433	7.5

Communications Finance	726,296	8.9

Specialty Real Estate Finance	704,761	8.7

Commercial Equipment Finance	752,112	9.3

Public Finance	183,099	2.3

	7,035,637	86.7

Commercial Finance Group Rediscount Finance	771,011	9.5

	771,011	9.5

Capital Markets Group Realty Capital	243,278	3.0

Investment Alliance	12,297	0.1

	255,575	3.1

Other	54,284	0.7

Total Continuing Operations(1)	8,116,507	100.0

Discontinued Operations(2)	1,903,714

TOTAL	$10,020,221

NOTES:

(1)	Excludes $136.1 million of Franchise Finance assets that were sold and are managed by the Company.

(2)	Excludes $300 million of Corporate Finance assets that were sold and are managed by the Company.

      The Company’s geographic portfolio diversification at December 31, 2000 in the continuing operations was as follows:

State	Total	Percent

	(Dollars in thousands)

Florida	$1,175,886	11.2%

California	1,154,679	11.0%

Texas	851,048	8.1%

Virginia	408,647	3.9%

New York	402,698	3.8%

Nevada	391,411	3.7%

Georgia	333,515	3.2%

Arizona	312,870	3.0%

South Carolina	306,850	2.9%

Missouri	269,102	2.6%

New Jersey	264,173	2.4%

Illinois	255,161	2.4%

Colorado	223,335	2.1%

Minnesota	214,615	2.0%

Washington	213,112	2.0%

Pennsylvania	211,163	2.0%

Other (1)	3,549,610	33.7%

Total managed assets	$10,537,875	100.0%

NOTE:

(1)	Other includes all states which on an individual basis represent less than 2% of the total; and international, which represents approximately 12.5% of the total.

_______________________

The following is an analysis of the reserve for credit losses for the years ended December 31:

	2000	1999	1998	1997	1996

	(Dollars in thousands)
Balance, beginning of year	$178,266	$141,579	$99,008	$84,874	$83,732

Provision for credit losses	643,000	22,390	48,470	23,429	10,240

Write-offs	(240,655)	(24,422)	(12,161)	(12,751)	(17,449)

Recoveries	1,018	1,830	1,174	1,061	1,765

Acquisitions and other	(2,879)	36,889	5,088	2,395	6,586

Balance, end of year	$578,750	$178,266	$141,579	$99,008	$84,874

      At December 31, 2000, the total carrying amount of impaired loans was $1.1 billion, of which $235.8 million were revenue accruing. A specific impairment reserve for credit losses of $246.4 million has been established for $697.0 million of nonaccruing impaired loans and $1.8 million has been established for $34.7 million of accruing impaired loans. Additionally, $2.2 million was established for other accounts. As a result, 43.3% of FINOVA’s reserve for credit losses was allocated to specific reserves. The remaining $328.4 million or 56.7% of the reserve for credit losses is designated for general purposes and represents management’s best estimate of inherent losses in the remaining portfolio considering delinquencies, loss experience and collateral. At December 31, 1999, the total amount of impaired loans was $222.7 million, of which $108.8 million were revenue accruing. The specific impairment reserve for credit losses at December 31, 1999 was $35.4 million for $89.0 million of nonaccruing impaired loans and $25.3 million for $52.0 million of accruing impaired loans. Actual results could differ from estimates and values, and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

      At December 31, 2000, discontinued operations included $486.2 million of nonaccruing assets, of which $421.9 million were in Corporate Finance. Since the assets of the discontinued operations have been written down to estimated net realizable value, no reserve for credit losses are carried against those assets. Net realizable value write-downs were $347.5 million.

      Write-offs and recoveries by line of business, during the years ended December 31, were as follows:

	2000	1999	1998	1997	1996

	(Dollars in thousands)
WRITE-OFFS

Specialty Finance Group

Commercial Equipment Finance	$19,998	$6,030	$3,845	$3,722	$3,207

Communications Finance	3,953	3,100	494	750	2,994

Healthcare Finance	60,171	1,327	1,502	1,798	1,018

Franchise Finance	245	1,064	3,035	696	3,267

Public Finance	4,648

Resort Finance	61	656		2,700	4,275

Transportation Finance	40,500

Specialty Real Estate Finance	2,646	500	1,785	2,106	1,793

	132,222	12,677	10,661	11,772	16,554

Commercial Finance Group

Rediscount Finance	19,233	3,523	1,500

	19,233	3,523	1,500

Capital Markets Group

Mezzanine Capital	86,009	8,222

Realty Capital	3,000

	89,009	8,222

Other	191			979	895

Total Write-Offs	240,655	24,422	12,161	12,751	17,449

RECOVERIES

Specialty Finance Group

Commercial Equipment Finance	107	257	200	514	829

Healthcare Finance	534	139	542	94	8

Franchise Finance	326	824	255	263	422

Resort Finance					26

Specialty Real Estate Finance		371			177

	967	1,591	997	871	1,462

Commercial Finance Group

Rediscount Finance	25	51

	25	51

Capital Markets Group

Mezzanine Capital	14	68

	14	68

Other	12	120	177	190	303

Total Recoveries	1,018	1,830	1,174	1,061	1,765

Total Net Write-Offs	$239,637	$22,592	$10,987	$11,690	$15,684

Net write-offs as a percentage of average managed assets	2.25%	0.24%	0.15%	0.19%	0.28%

      A further breakdown of the portfolio by line of business can be found in Consolidated Financial Statements – Annex A (“Annex A”), Notes C and D.

      Pre-tax charges of $347.5 were incurred in 2000 to write-down the investment in financing transactions included in discontinued operations to net realizable value. The carrying amount of investments in financing transactions in discontinued operations at December 31, 2000 was $1.2 billion, down from $2.8 billion at December 31, 1999.

Cost and Use of Borrowed Funds

      Historically, the Company has relied on borrowed funds as well as internal cash flow to finance its operations. It has also raised funds through the sale or securitization of assets. The Company managed its exposure to changes in interest rates through the issuance of swaps and other hedging techniques. In addition, the Company historically attempted to “match” its assets and liabilities by borrowing fixed and floating-rate debt in amounts and tenor that approximated the character of its assets.

      As a result of the recent developments described above, the Company does not expect to have access to the capital markets in the foreseeable future. In addition, most of the Company’s interest rate swap agreements were terminated as a result of the bankruptcy filing. During the pendancy of the bankruptcy, the interest rate which will be applied to the Company’s debt prior to plan confirmation obligations is also uncertain.

      Under the terms of the Company’s Plan, the New Senior Notes will be fixed-rate obligations, at the weighted average rate of the existing debt excluding default interest or penalties, if any. The Berkadia Loan bears interest at the greater of 9% or LIBOR plus 3%. Therefore, if LIBOR is below 6%, the Berkadia Loan will be fixed at 9%. If LIBOR rises above 6%, the Berkadia Loan will be a floating-rate obligation. If approved, the Plan will result in a significantly higher cost of funds than the Company has traditionally incurred in the past. Regardless of whether the Company’s Plan is approved, during the pendancy of the bankruptcy the Company is not able to match its floating-rate assets with floating-rate liabilities. No assurance can be given that the Plan will be approved or that the Company will be able to employ hedging techniques to mitigate its exposure to changes in market interest rates. For further information, see “Quantitative and Qualitative Disclosure about Market Risk.”

      The following table reflects the approximate average pre-tax effective cost of borrowed funds and pre-tax equivalent rate earned on accruing assets for FINOVA for each of the periods listed:

	Year Ended December 31,

	2000	1999	1998	1997	1996

Short-term and variable rate long-term debt	7.2%	5.7%	6.1%	6.4%	6.5%

Fixed-rate long-term debt	7.1%	6.7%	7.0%	7.1%	7.2%

Aggregate borrowed funds (1)	7.1%	6.1%	6.4%	6.6%	6.8%

Rate earned on average earning assets (2) (3)	11.3%	10.8%	11.0%	10.8%	10.3%

Interest margins earned as a percentage of average earning assets (1)	4.7%	5.4%	5.5%	5.3%	4.8%

NOTES:

(1)	If the transaction with Berkadia is approved by the creditors and the bankruptcy court, the cost of funds will increase and interest margins earned will decrease.

(2)	Earning assets are net of average nonaccruing assets and average deferred taxes applicable to leveraged leases.

(3)	Earned amounts are net of depreciation.

      The effective costs presented above include costs of commitment fees and related borrowing costs. They do not necessarily predict future costs of funds. For further information on FINOVA’s cost of funds, refer to Annex A, Notes F and G.

      Following are the ratios of (losses) income to fixed charges and preferred stock dividends (“ratio”) for each of the past five years:

Year Ended December 31,

2000	1999	1998	1997	1996

(0.19)	1.77	1.63	1.64	1.56

      For purposes of the ratio calculation, (losses) income consists of (losses) income from continuing operations before income taxes and fixed charges. Fixed charges include interest and related debt expense, a portion of rental expense representative of interest, and preferred stock dividends grossed up to a pre-tax basis. The ratio declined in 2000 due to a loss from continuing operations and an increase in the cost of funds, and income was insufficient to cover fixed charges by $123.1 million. Declines in the interest coverage ratio for FINOVA below a level of 1.25 to 1 constituted a default in the covenants in the bank back-up facilities.

Leased Asset Realization Experience

      FINOVA has historically earned total proceeds from the sale of assets upon lease termination in excess of carrying amounts. There can be no assurance, however, that those results can be achieved in future years, and in 2000 FINOVA received proceeds from the sale of assets upon early lease termination that were less than the carrying amounts. Actual proceeds will depend on current market values for those assets at the time of sale. While market values are generally beyond the control of FINOVA, the Company has some discretion in the timing of sales of the assets. During 1996 through 1999, the Company was able to negotiate a number of early terminations on transactions where the market value exceeded the residual value effectively reducing the number of such transactions remaining in the portfolio at December 31, 2000. Sales proceeds on lease terminations in excess of or less than carrying amounts are reported as gains or losses on disposal of assets, respectively when the assets are sold.

      Estimated residual values at December 31, 2000 were $1.023 billion and consisted of $533.3 million of aircraft residuals, $397.3 million of real estate residuals and $92.6 million for all other residuals. Estimated residual values at December 31, 1999 were $998.7 million and consisted of $578.4 million of aircraft residuals, $332 million of real estate residuals and $88.3 million for all other residuals. Additionally, the Company had $235.2 million and $135.9 million of assets off lease (primarily aircraft) that were held for sale or lease, at December 31, 2000 and 1999, respectively. The estimated residual values of direct finance and leveraged lease assets, in the accounts of FINOVA at December 31, 2000 were 34.0% of the original cost of those assets (28.3% excluding the original costs of the assets and residuals applicable to real estate leveraged leases, which typically have higher residuals than other leases). The financing contracts and leases outstanding at December 31, 2000 had initial terms ranging from one to 25 years. The average initial term weighted by carrying amount at inception and the average remaining term weighted by remaining carrying amount of financing contracts at December 31, 2000 for financing contracts excluding leveraged leases were approximately 7.4 and 5.2 years, respectively, and for leveraged leases were approximately 20.0 and 11.6 years, respectively. The comparable average initial term and remaining term at December 31, 1999 for financing contracts excluding leveraged leases were approximately 7.0 and 5.1 years, respectively, and for leveraged leases were approximately 18.4 and 10.3 years, respectively. FINOVA uses either employed or outside appraisers to determine the collateral value of assets to be leased or financed and the estimated residual or collateral value thereof at the expiration of each lease. Actual proceeds could differ from those appraised values.

      Income from leasing transactions is affected by gains from asset sales on lease termination and therefore, can be significantly less predictable than income from lending activities. During the five years ended December 31, 2000, the proceeds to FINOVA from sales of assets on early termination and at the expiration of leases and the related carrying amounts are as follows:

Early Terminations				Terminations at End of Lease Term

		Carrying	Proceeds		Estimated	Proceeds as a %
	Sales	Amount	as a % of	Sales	Residual Value	of Estimated
Year	Proceeds	of Assets	Carrying Amount	Proceeds	of Assets	Residual Value

(Dollars in thousands)

2000	$27,695	$28,102	99%	$61,597	$57,088	108%

1999	95,721	81,000	118%	29,474	23,559	125%

1998	82,671	67,650	122%	40,571	35,647	114%

1997	114,680	96,656	119%	78,372	71,914	109%

1996	87,311	75,910	115%	16,334	13,872	118%

      For a discussion of accounting for lease transactions, refer to Annex A, Notes B and C.

Business Development

      In light of the recent developments, FINOVA has effectively eliminated new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. These activities include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The

Company will also continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities.

Customer Requirements

      FINOVA’s financing contracts and leases generally require the customer to pay taxes, license fees and insurance premiums and to perform maintenance and repairs at the customer’s expense. Contract payment rates for existing customers were based on several factors, including the costs of borrowed funds, term of contract, creditworthiness of the prospective customer, type and nature of collateral and other security and, in leasing transactions, the timing of tax effects and estimated residual values. In true lease transactions, lessees generally are granted an option to purchase the equipment at the end of the lease term at its then fair market value or, in some cases, are granted an option to renew the lease at its then fair rental value. The extent to which lessees exercise their options to purchase leased equipment varies from year to year, depending on, among other factors, the state of the economy, the financial condition of the lessee, interest rates and technological developments.

Portfolio Management

      In addition to the review at the time of original underwriting, FINOVA’s Portfolio Management department or dedicated personnel within the business units generally review financial statements to assess customer cash flow performance and trends; periodically confirm operations of the customer as practical; conduct periodic assessments, appraisals and/or verification of the underlying collateral; seek to identify issues concerning the vulnerabilities of the customer; seek to resolve outstanding issues with the borrower; periodically review and address covenant compliance issues; and prepare periodic summaries of the aggregate portfolio quality and concentrations for management review.

      Evaluation for loan impairment is performed as a part of the portfolio management review process. When an impaired loan is determined to have measurable impairment, a write-down is taken or an impairment reserve is established, if required, based on the difference between the recorded balance of the loan (“carrying amount”) and either the fair value of the collateral or the present value of anticipated cash flows.

Delinquencies and Workouts

      FINOVA monitors the timing of payments on its accounts, and has established detailed centralized policies and procedures for collection of delinquencies. Generally, for term loans and leases, when an invoice is 10 days past due, the customer is typically contacted and a determination is made as to the extent of the problem, if any. A commitment for immediate payment is pursued and the account is observed closely. If satisfactory results are not obtained in communication with the customer, guarantors, if any, are usually contacted to advise them of the situation and the potential obligation under the guarantee agreement. If an invoice for interest becomes 31 days past due at the end of the month, it is reported as delinquent. A notice of default is generally sent prior to an invoice becoming 45 days past due if satisfactory discussions are not in progress. Between 60 and 90 days past the due date, if satisfactory negotiations are not underway, outside counsel generally is retained to help protect FINOVA’s rights and to pursue its remedies.

      While accounts may be moved to nonaccrual status prior to the 90th day of delinquency, income recognition is generally suspended when accounts become more than 90 days past due on the payment of interest, at which time FINOVA vigorously pursues its legal remedies. Foreclosed or repossessed assets are considered to be nonperforming, and are reported as such unless the assets generate sufficient cash to result in a reasonable rate of return. Those accounts are continually reviewed, and write-downs are taken as deemed necessary. While pursuing collateral and obligors, FINOVA generally continues to negotiate the restructuring or other settlement of the debt, as appropriate.

      Management believes that collateral values significantly reduce loss exposure and that the reserve for credit losses is adequate. For additional information regarding the reserve for credit losses, see Annex A, Note D.

Governmental Regulation

      FINOVA’s domestic activities, including the financing of its operations, are subject to a variety of federal and state regulations such as those imposed by the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Credit Protection Act, the Equal Credit Opportunity Act and the Interstate Land Sales Full Disclosure Act. Additionally, a majority of states have ceilings on interest rates chargeable to customers in financing transactions. Some of FINOVA’s financing transactions and servicing activities are subject to additional government regulation. For example, aircraft leasing is regulated by the Federal Aviation Administration, and Communications Finance is regulated by the Federal

Communication Commission. FINOVA’s international activities are also subject to a variety of laws and regulations of the countries in which the business is conducted. FINOVA’s operations during the Reorganization Proceedings are also subject to oversight by the bankruptcy court discussed more fully below in “Legal Proceedings.”

EMPLOYEES

      At December 31, 2000, the Company had 1,064 employees compared to 1,426 at December 31, 1999. Of the employees, 715 were in its continuing operations and 349 were in discontinued operations at December 31, 2000, compared to 890 in its continuing operations and 536 in discontinued operations at December 31, 1999. The decrease relates primarily to discontinuance and/or sale of certain business units, the Company’s efforts to trim operating expenses, and attrition caused by the events of the past year. FINOVA believes it continues to retain sufficient personnel to operate in the ordinary course. None of these employees are covered by collective bargaining agreements. FINOVA believes its employee relations are satisfactory.

      As of April 13, 2001, the employee headcount has been reduced to 733. A substantial portion of the reductions since December 31, 2000 were employees involved in originating and underwriting new transactions. Although the Company has significantly reduced its workforce, it has continued to implement retention plans throughout the organization designed to help retain employees to enable it to efficiently operate its businesses, maximize recovery of its portfolio and to be successful in its reorganization efforts. In connection with this effort, the bankruptcy court has approved the final payment due employees under a retention plan that was in effect since May of 2000 and expires in April 2001. This plan was in effect for virtually all employees, except the executive officers. New retention and severance plans covering all employees, including the executive officers, have been approved by the Board of Directors of FINOVA Group and are in the process of being submitted to the bankruptcy court for approval.

OTHER MATTERS

      The Company is working diligently toward finalization of a plan of reorganization and intends to file the Plan with the bankruptcy court in the second quarter of 2001. The Plan is subject to approval by the Company’s creditors as well as the bankruptcy court.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this report are “forward-looking,” in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. These forward-looking statements include matters in the sections of this report captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosure About Market Risk.” They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

      Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

•	The results of FINOVA’s efforts to implement its business strategy, including successful completion of the Reorganization Proceedings. Failure to fully implement its business strategy might result in adverse effects including materially adverse impacts on its financial position and results of operations. The current focus on maximizing portfolio values and liquidity while minimizing or eliminating new business generation will likely result in financial results that differ materially from prior periods.

•	The effect of economic conditions and the performance of FINOVA’s borrowers. Economic conditions in general or in particular market segments could impact the ability of FINOVA’s borrowers to operate or expand their businesses, which might result in decreased performance, impacting repayment of their obligations. The rate of borrower defaults or bankruptcies may increase. Economic conditions could adversely affect FINOVA’s ability to realize gains from sales of assets and investments and estimated residual values. Those items could be particularly sensitive to changing market conditions. Certain changes in fair market values must be reflected in FINOVA’s reported financial results.

•	The cost of FINOVA’s capital. That cost has increased significantly as a result of the events of 2000 and will increase further if the Berkadia transaction is consummated. The impact of these developments will be a significant reduction in profit margins.

•	Loss of employees. FINOVA must retain a sufficient amount of employees to continue to monitor and collect its portfolio. Failure to do so could result in additional losses.

•	Changes in air worthiness directives. These changes could have a significant impact on airplane values, especially FINOVA’s portfolio of airplanes, which are of an older vintage.

•	Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some of FINOVA’s financing products. The current financial condition of FINOVA also makes it difficult to record potential tax benefits that may never be recognized.

•	Necessary technological changes, such as implementation of information management systems, may be more difficult, expensive or time consuming than anticipated.

•	Potential liabilities associated with dispositions of assets or lines of business.

•	Changes in interest rates could adversely affect financial results.

•	Other risks detailed in FINOVA’s other SEC reports or filings.

      FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

ITEM 2. PROPERTIES

      FINOVA’s principal executive offices are located in Scottsdale, Arizona. FINOVA operates various additional offices in the United States, one in Canada and one in Europe. All of these properties are leased. Alternative office space could be obtained in the event leases are not renewed.

ITEM 3. LEGAL PROCEEDINGS

      FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for their litigation matters should not materially affect FINOVA’s financial position, results of operations or cash flows. One or more of the following matters, for which nominal accruals have been made, could have a material adverse impact on FINOVA’s financial position, results of operations or cash flows.

      Between March 29 and May 23, 2000, five shareowner lawsuits were filed against FINOVA Group and Samuel Eichenfield, FINOVA Group’s former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purports to be on behalf of all those who purchased FINOVA 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

      In an order by the U.S. District Court for the District of Arizona dated August 30, 2000, these five lawsuits were consolidated and captioned In re: FINOVA Group, Inc. Securities Litigation. The court also selected the Louisiana School Employees Retirement System (“LSERS”) as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA Group, FINOVA, Samuel Eichenfield, Matthew Breyne, and Bruno Marszowski as defendants. The consolidated amended complaint generally alleges that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to bolster FINOVA Group’s stock price, among other reasons. Among other things, the complaint seeks unspecified damages for losses incurred by shareowners, plus interest, and other relief, and rescission with regard to the notes purchased.

      Since consolidation of the original five shareowner lawsuits, other related lawsuits have been initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company’s acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA Group stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA Group stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer, Bruno Marszowski, and FINOVA Group. The complaints allege that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest, and other relief.

      On January 4, 2001, the United States District Court for the Middle District of Tennessee granted a motion brought by FINOVA and the other defendants to transfer the Cartwright and Sirrom Partners cases to the United States District Court for the District of Arizona. The plaintiff in Caldwell Travel agreed to dismiss that case without prejudice. Pursuant to a Stipulation and Order entered in March 2001, the Cartwright case has been consolidated for all purposes with the previous five cases in the FINOVA Group Securities Litigation, and the Sirrom Partners case has been consolidated for all pre-trial purposes. In April 2001, the lead plaintiffs are scheduled to file a Second Amended Consolidated Complaint.

      There have also been two shareowners’ derivative lawsuits filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purport to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against the officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions seek unspecified money damages and other relief. As with the consolidated securities litigation, the allegations center generally on claims that there were materially misleading statements regarding FINOVA’s loss reserves. In both of these actions, the plaintiffs have agreed to a stay of all proceedings pending the final determination of the motion to dismiss in the consolidated securities litigation.

      Finally, another shareowner’s derivative lawsuit was filed on September 13, 2000, in the Circuit Court for Davidson County, Tennessee, by Ronald Benkler, purportedly on behalf of Sirrom Capital Corporation, against several former officers of Sirrom Capital Corporation. The complaint alleges that the Sirrom officers breached various duties to Sirrom in connection with the acquisition of Sirrom by the Company in 1999, and the exchange of Sirrom stock for FINOVA Group stock as a result of the acquisition. The plaintiffs have agreed to a stay of discovery in this case, pending the final determination of the motion to dismiss the consolidated securities litigation.

      FINOVA believes the claims in all of these securities and derivative cases are without merit. FINOVA and the other defendants intend to vigorously defend against these claims.

      On March 6, 2001, one of FINOVA’s subsidiaries, FINOVA (Canada) Capital Corporation, had an involuntary Petition for Receiving Order filed against it in the Ontario, Canada, Superior Court of Justice in Bankruptcy. The action was filed by the Bank of Nova Scotia, as agent for the lenders on a $150 million (Canadian) bank facility. That same day, the courts in Canada issued a temporary injunction prohibiting transfers of assets out of the Canadian subsidiary to its other affiliates. FINOVA has not received service of process in those proceedings, but has agreed to refrain from transferring assets to its affiliates without court order.

      On March 7, 2001, FINOVA Group, FINOVA and seven of their subsidiaries filed voluntary petitions for protection from creditors pursuant to Chapter 11, Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Reorganization Proceedings”). The other subsidiaries were FINOVA (Canada) Capital Corporation,

FINOVA Capital plc, FINOVA Loan Administration Inc., FINOVA Mezzanine Capital Inc., FINOVA Portfolio Services, Inc., FINOVA Technology Finance Inc., and FINOVA Finance.

      FINOVA obtained orders from the bankruptcy court on the first day permitting FINOVA to continue its operations in the ordinary course including honoring its obligations to borrowers. The orders also permit the Filing Entities to pay certain prepetition expenses and claims, such as to employees (other than executive officers, with exceptions), taxing authorities and foreign trade vendors. The cases will be jointly administered.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Omitted.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY & RELATED SHAREOWNER MATTERS.

      There is no market for the Company’s common stock, as the Company is wholly owned by FINOVA Group. Dividends paid on common stock for the first through fourth quarter of 2000 were $11 million, $11 million, $11 million and $0 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA.

      Omitted.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      See pages 1 – 14 of Annex A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      See page 15 of Annex A.

ITEM 8. FINANCIAL STATEMENTS & SUPPLEMENTAL DATA.

1.	Financial Statements – See Item 14 hereof and Annex A.

2.	Supplementary Data – See Condensed Quarterly Results included in Supplemental Selected Financial Data of Notes to Consolidated Financial Statements included in Annex A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE.

      Not applicable.

PART III

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.

      Omitted.

ITEM 11. EXECUTIVE COMPENSATION.

      Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

      Omitted.

ITEM 13. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS.

Omitted.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a)	Documents filed.

1.	Financial Statements.

The following financial information of FINOVA are included in Annex A:

Annex A
Page

Management’s Discussion and Analysis of Financial Condition and Results of Operations	1-14

Quantitative and Qualitative Disclosure about Market Risk	15

Report of Independent Auditors and Independent Auditors’ Report	16-17

Consolidated Balance Sheets	18

Statements of Consolidated Operations	19

Statements of Consolidated Shareowner’s Equity	20

Statements of Consolidated Cash Flows	21

Notes to Consolidated Financial Statements	22-50

Supplemental Selected Financial Data (unaudited)	51

2.	All Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or related notes.

3.	Exhibits.

Exhibit No.

(3.A)	Certificate of Incorporation, as amended (incorporated by reference from FINOVA’s Report on Form 10-K for the year ended December 31, 1994 (the “1994 10-K”) Exhibit 3.A).

(3.B)	Bylaws, as amended (incorporated by reference from FINOVA’s report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”) Exhibit 3.B).

(4.A)	Form of FINOVA’s Common Stock Certificate (incorporated by reference from the 1994 10-K, Exhibit 4.B).

(4.B)	Relevant portions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3. B above are incorporated by reference.

(4.C)	Long-term debt instruments with principal amounts not exceeding 10% of FINOVA’s total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of those agreements to the SEC upon its request.

(4.D)	Form of Indenture dated as of September 1, 1992 between FINOVA Capital and the Trustee named therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

(4.E)	Form of Indenture dated as of October 1, 1995 between FINOVA and the Trustee named therein (incorporated by reference from FINOVA’s report on Form 8-K dated October 24, 1995, Exhibit 4.1).

(4.F)	Indenture, dated as of May 15, 1999, between FINOVA and Norwest Bank Minnesota, National Association (incorporated by reference from FINOVA’s Registration Statement on Form S-3/A, SEC File No. 333-74473, filed on May 28, 1999, Exhibit 4.8.B).

(4.G)	Indenture, dated as of May 15, 1999, between FINOVA and FMB Bank (incorporated by reference from FINOVA’s Registration Statement on Form S-3/A, SEC File No. 333-74473, filed on May 28, 1999, Exhibit 4.8.C).

(4.H)	Indenture, dated as of May 15, 1999 between FINOVA and The First National Bank of Chicago (incorporated by reference from FINOVA’s Registration Statement on Form S-3/A, SEC File No. 333-74473, filed on May 28, 1999, Exhibit 4.8.A).

(4.I)	Form of Trust Indenture among FINOVA (Canada) Finance Inc., FINOVA Capital Corporation and CIBC Mellon Trust Company made as of February 25, 2000 (incorporated by reference from FINOVA Group's Report on Form 10-K for the year ended December 31, 1999, Exhibit 4.6.4).

(4.J)	Form of Indenture, dated as of March 20, 1998, between FINOVA Group, FINOVA and The First National Bank of Chicago as Trustee (incorporated by reference from FINOVA Group and FINOVA’s registration statement on Form S-3, Registration No. 333-38171, Exhibit 4.8).

(4.K)	Commitment Letter dated February 26, 2001 among FINOVA Group, FINOVA, Berkshire Hathaway Inc., Leucadia National Corporation and Berkadia, LLC (incorporated by reference from FINOVA Group’s Report on Form 8-K dated February 26, 2001 (the “February 26, 2001 8-K”), Exhibit 10.A.

Exhibit No.

(10.A)	Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement, dated as of May 31, 1976 among FINOVA and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminister Bank USA, as agents (the “Agents”) and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA’s report on Form 8-K dated May 23, 1994, Exhibit 10.1).

(10.A.1)	First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

(10.A.2)	Second Amendment dated as of May 11, 1995 to the Sixth Amendment and Restatement noted in 10.A above (incorporated by reference from FINOVA’s Quarterly Report on Form 10-Q for the period ending September 30, 1995 (the “3Q95 10-Q”), Exhibit 10.A).

(10.A.3)	Third Amendment dated as of November 1, 1995 to Sixth Amendment noted in 10.A above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.B).

(10.A.4)	Fourth Amendment dated as of May 15, 1996, to Sixth Amendment noted in 10.A above (incorporated by reference from the 1996 10-K, Exhibit 10.A.4).

(10.A.5)	Fifth Amendment dated as of May 20, 1997 to Sixth Amendment noted in 10.A above (incorporated by reference from the 1997 10-K, Exhibit 10.A.5).

(10.A.6)	Sixth Amendment dated as of May 17, 1999 to Sixth Amendment and Restatement of Credit Agreement dated as of May 16, 1994 (incorporated by reference from the 1999 10-K, Exhibit 10.A.6).

(10.B)	Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA’s report on Form 8-K dated May 23, 1994, Exhibit 10.2).

(10.B.1)	First Amendment dated as of September 30, 1994 to the Credit Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

(10.B.2)	Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

(10.B.3)	Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

(10.B.4)	Fourth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from 1996 10-K, Exhibit B.4).

(10.B.5)	Fifth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 1997 10-K, Exhibit 10.B.5).

(10.B.6)	Sixth Amendment to Short-Term Facility noted in 10.B above. (incorporated by reference from the 2000 10-K, Exhibit 10.B.6).

(10.C)	Exhibits relating to management compensation and omitted due to the reduced disclosure format, and can be found as exhibits to FINOVA Group’s 2000 10-K.

Exhibit No.

(10.D)	Management Agreement dated February 26, 2001 among FINOVA, Leucadia National Corporation and Leucadia International Corporation (incorporated by reference from FINOVA’s Report on Form 8-K dated February 26, 2001, Exhibit 10.B).+

(10.D.1)	Amended and Restated Management Services Agreement dated as of April 3, 2001 among FINOVA Group, Leucadia National Corporation and Leucadia International Corporation (incorporated by reference from FINOVA Group's 2000 10K, Exhibit 10.7).+

(12)	Computation of Ratio of (Losses) Income to Fixed Charges and Preferred Stock Dividends.*

(21)	Subsidiaries.*

(23)	Consent of Independent Auditors from Ernst & Young LLP.*

(23.1)	Independent Auditors’ Consent from Deloitte & Touche LLP.*

(24)	Powers of Attorney.*

*	Filed with this report.

+	Relating to management compensation

4.	Reports on Form 8-K.

      A report on Form 8-K was filed on January 29, 2001, which reported under Item 5 the termination with Leucadia National Corporation noted above.

      A report on Form 8-K was filed on February 28, 2001, which reported under Item 5 the agreements among FINOVA Group, FINOVA, Berkshire Hathaway Inc., Leucadia National Corporation, Berkadia LLC and Leucadia International Corporation.

      A report on Form 8-K was filed on March 13, 2001 which reported under Item 5 the filing by FINOVA Group, FINOVA and seven subsidiaries for protection pursuant to Chapter 11, Title 11, United States Code in the United States Bankruptcy Court, changes in executive management and other matters.

      A report on Form 8-K, dated April 2, 2001, was filed by FINOVA which reported under Items 5 and 7 the unaudited revenues, net income and selected financial information for fourth quarter and year ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the capacities indicated, in Scottsdale, Arizona on April 13, 2001.

FINOVA CAPITAL CORPORATION

By:	/s/ William J. Hallinan

William J. Hallinan President and Chief Executive Officer (Chief Executive Officer)

By:	/s/ Bruno A. Marszowski

Bruno A. Marszowski Senior Vice President – Controller and Chief Financial Officer (Chief Accounting and Financial Officer)

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

*	*

G. Robert Durham (Chairman)	Kenneth R. Smith (Director)

* Signed on April 13, 2001 pursuant to Powers of Attorney dated February 8, 2001.

/s/ Bruno A. Marszowski

Bruno A. Marszowski Attorney-in-Fact

ANNEX A

FINOVA CAPITAL CORPORATION
INDEX TO CONSOLIDATED FINANCIAL INFORMATION

A-i

FINOVA CAPITAL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion relates to FINOVA Capital Corporation and its subsidiaries (collectively “FINOVA” or the “Company”). FINOVA is a wholly owned subsidiary of The FINOVA Group (“FINOVA Group”). FINOVA Group is a financial services holding company. Through its principal operating subsidiary FINOVA, the FINOVA Group has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

      On March 7, 2001, The FINOVA Group Inc., FINOVA Capital Corporation and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code to enable them to restructure their debt (the “Reorganization Proceedings”). Historically, the Company has relied upon borrowed funds together with internal cash flow to finance its operations. Profit has largely been recorded from the spread between the cost of borrowing and the rates paid by its customers, less operating costs. The Company also generates revenues through loan servicing and related activities and the sale of assets. Beginning late in the first quarter of 2000, a series of events impeded FINOVA’s access to lower cost capital in the public and private markets. These events are generally described below.

Recent Developments and Business Outlook

      On March 27, 2000, FINOVA Group announced the retirement of its Chairman, President and Chief Executive Officer, Samuel L. Eichenfield, for personal and health reasons. Following Mr. Eichenfield’s retirement as a director and officer, FINOVA Group’s board of directors elected Matthew M. Breyne as a director, President and Chief Executive Officer of FINOVA Group and Chairman, President and Chief Executive Officer and a director of FINOVA. FINOVA also announced that it would take an $80 million pre-tax charge to earnings in the first quarter of 2000 to increase loss reserves and provide for payment of deferred compensation and executive severance. The additional loss reserves related to the replenishment of reserves after a write-off of a loan to a single customer in the Distribution & Channel Finance line of business which had previously been partially reserved. The remainder of the charge was used to provide for payment of deferred compensation and executive severance to Mr. Eichenfield. Following these announcements, some of the credit rating agencies downgraded or placed on credit watch FINOVA’s senior debt and commercial paper ratings.

      In May 2000, $2.1 billion of FINOVA’s 364-day revolving credit agreements were scheduled to expire. These agreements were part of the Company’s $4.7 billion bank facilities, which were in place to provide a back-up mechanism for its commercial paper program. On May 5, 2000, FINOVA’s banks renewed a $500 million facility but committed to renewing only approximately $1.1 billion of the $1.6 billion of back-up facilities that expired on May 15, 2000. Historically, a significant portion of FINOVA’s business was financed with commercial paper, which was reissued when it matured. The Company also borrowed funds in the form of publicly traded debt securities with staggered maturities. Without full coverage after May 15 for outstanding commercial paper under the back-up bank facilities, FINOVA drew down on approximately $4.5 billion of domestic back-up bank lines to meet maturing commercial paper obligations and other debt obligations. This resulted in additional debt rating downgrades.

      In May 2000, FINOVA structured a 364-day commitment with a bank to sell at FINOVA’s option up to $375 million of commercial equipment loans and direct financing lease receivables on a revolving basis.

      On May 8, 2000, FINOVA announced that it had engaged Credit Suisse First Boston to assist in the exploration of strategic alternatives with financial, strategic and other potential partners. Alternatives included a sale of the Company or obtaining a significant equity investment.

      During July 2000, FINOVA structured a sale with an independent third party acting as structuring agent, which included a commitment to purchase beneficial interests up to $500 million in corporate finance loans on a revolving basis. In February 2001, FINOVA purchased the outstanding beneficial interests.

      During the third quarter of 2000, FINOVA discontinued and offered for sale its Corporate Finance (including Business Credit and Growth Finance) and Distribution & Channel Finance businesses. On August 28, 2000, FINOVA completed the sale of substantially all the assets of its Commercial Services division to GMAC Commercial Credit LLC, a wholly owned subsidiary of General Motors Corporation, for approximately $235 million.

      In October 2000, FINOVA engaged Jay Alix & Associates to assist in connection with the development of strategic and financial planning, including re-negotiation of its bank debt. The engagement was generally concluded in March 2001, following the execution of the agreements with Berkshire Hathaway Inc. (“Berkshire Hathaway”), Leucadia National Corporation (“Leucadia”) and Berkadia, LLC (“Berkadia”), noted below.

FINOVA CAPITAL CORPORATION

      On November 9, 2000, the board of directors voted to suspend the Company’s quarterly common stock dividend.

      On November 10, 2000, FINOVA announced that it entered into a letter agreement with Leucadia with respect to an equity investment in the Company. A Securities Purchase Agreement was entered into on December 20, 2000. On January 20, 2001, FINOVA and Leucadia mutually agreed to terminate the Securities Purchase Agreement.

      On February 1, 2001, FINOVA sold approximately $309 million of Corporate Finance assets to Guaranty Business Credit Corporation at a discount of $9.2 million.

      On February 26, 2001, FINOVA Group and FINOVA entered into a commitment letter with Berkshire Hathaway, Leucadia and Berkadia, an entity jointly owned by Leucadia and Berkshire Hathaway, pursuant to which Berkadia committed to lend $6.0 billion to FINOVA, to facilitate a Chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. The $6.0 billion five-year term loan will be secured by substantially all of the assets of FINOVA and its subsidiaries and guaranteed on a secured basis by FINOVA Group and substantially all of the subsidiaries of FINOVA (the “Berkadia Loan”). The balance of FINOVA’s bank and bond indebtedness will be restructured into approximately $5 billion of new ten-year senior notes of FINOVA Group (the “New Senior Notes”). Berkadia’s commitment is subject to various conditions, including Berkadia’s satisfaction with FINOVA’s Chapter 11 Plan and bankruptcy court and necessary creditor approvals. In connection with the commitment letter, FINOVA also entered into a Management Services Agreement with Leucadia and its subsidiary, Leucadia International Corporation, which has been amended and restated. The terms of this commitment letter and the management services agreement are described more fully below in “Berkadia Commitment – Proposed Restructuring Plan.”

      On February 27, 2001, FINOVA announced a moratorium on repayment of principal on its outstanding bank and bond debt. The purpose of the moratorium was to enable all creditors to be treated equitably in the debt restructuring process. In connection with that moratorium, FINOVA did not make a $50 million principal payment due on February 27, 2001 with respect to its 5.98% notes due 2001, which constituted an event of default under the trust indenture related to those notes and a cross default under substantially all of FINOVA’s $11 billion of bank and bond indebtedness. The event of default also affected the interest rate swaps and securitizations the Company had entered into by allowing for immediate termination or other modifications, and substantially all of the Company’s swaps were terminated. In the first quarter of 2001, in conjunction with the Reorganization Proceedings, the Company suspended paying dividends on the convertible trust originated preferred securities and interest on the underlying convertible debentures.

      On March 5, 2001, FINOVA announced that Matthew M. Breyne resigned as a director and the Company’s President and Chief Executive Officer. The board of directors elected FINOVA Group board member G. Robert “Bull” Durham as Chairman and elected General Counsel and Secretary William J. Hallinan to the additional positions of President and Chief Executive Officer of FINOVA Group and the President, Chief Executive Officer and General Counsel of FINOVA.

      On March 6, 2001, one of FINOVA’s subsidiaries, FINOVA (Canada) Capital Corporation, had a petition for Receiving Order filed against it in Ontario, Canada. That action has not been served on FINOVA. See “Legal Proceedings” for more information on this matter.

      On March 7, 2001, The FINOVA Group Inc., FINOVA Capital Corporation and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code, in the United States Bankruptcy Court for the District of Delaware to enable them to restructure their debt (the “Reorganization Proceedings”).

      The bankruptcy court approved first-day orders pertaining to, among other items, customers, employees and vendors. The purpose of the first-day orders was to allow FINOVA and its subsidiaries to continue conducting their businesses substantially without hindrance from the Reorganization Proceedings. FINOVA has been authorized to continue honoring all customer commitments, and to pay certain prepetition claims (excluding, among other items, all amounts related to its $11 billion of bank and bond debt), in its discretion, including those to employees (other than executive officers with certain exceptions), taxing and other governmental authorities, claims essential to the ability to honor commitments, and to foreign trade vendors. See “Legal Proceedings” for more information on the Reorganization Proceedings.

      In light of these events, FINOVA has effectively eliminated all new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. These activities will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate

FINOVA CAPITAL CORPORATION

other relationships or sell certain assets if buyers can be found at attractive prices. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities.

Berkadia Commitment – Proposed Restructuring Plan

      The following describes the Berkadia Commitment as set forth in the Commitment Letter signed on February 26, 2001, Consummation of the Berkadia Loan and related transactions contemplated by the Commitment Letter is subject to approval of the bankruptcy court, necessary creditor approvals, and other material conditions, including Berkadia’s satisfaction with the Company’s Chapter 11 Plan. There can be no assurance that those approvals will be obtained or that the other conditions will be satisfied.

      The commitment expires on August 31, 2001, or earlier, if certain conditions are not satisfied, or certain events occur. The $6 billion Berkadia Loan will be made to FINOVA. Berkadia’s commitment for the loan has been guaranteed 90% by Berkshire Hathaway and 10% by Leucadia, with Berkshire Hathaway providing a secondary guarantee of the obligations guaranteed by Leucadia. Berkadia expects to finance its funding commitment and Berkshire Hathaway will provide Berkadia’s lenders with a 90% primary guarantee of that financing, with Leucadia providing a 10% primary guarantee and Berkshire Hathaway providing a secondary guarantee of Leucadia’s guarantee. Upon completion of the Plan as currently contemplated, Berkadia (or Berkshire Hathaway and Leucadia in the aggregate) will receive common stock representing 51% of FINOVA Group’s outstanding shares on a fully diluted basis and the existing shareowners of FINOVA Group will retain their existing shares. Berkadia will be entitled to designate a majority of FINOVA’s board of directors upon effectiveness of the Plan. The Berkadia Loan will be guaranteed on a secured basis by FINOVA and substantially all subsidiaries of FINOVA Group and FINOVA.

      The Berkadia Loan will bear interest at an annual rate equal to the greater of 9% or LIBOR on each day plus 3%. Interest on the Berkadia Loan will be calculated daily and will be payable quarterly pursuant to the terms of the Berkadia Loan. In addition, an annual facility fee will be payable monthly at the rate of 25 basis points on the outstanding principal amount of the Berkadia Loan. After payment of interest on the Berkadia Loan, payment of operating expenses and taxes and establishing reserves for customer commitments and other corporate expenses, any remaining available cash (as determined under the Berkadia Loan) will then be used for payment of interest due on the New Senior Notes. Thereafter, 100% of any available cash flow and net proceeds from asset sales will be used to pay principal on the Berkadia Loan without premium. Any remaining principal and accrued and unpaid interest on the Berkadia Loan will be due at maturity, which will be five years from funding.

      Subject to necessary approval of creditors and the bankruptcy court and various other conditions, pursuant to the proposed Plan, FINOVA will use the proceeds of the Berkadia Loan to pay down its existing bank and publicly traded indebtedness on a pro rata basis. The balance of FINOVA’s bank and bond indebtedness (approximately $5.3 billion) will be restructured into ten-year New Senior Notes of FINOVA.

      The New Senior Notes will bear interest at the weighted average rate of FINOVA’s outstanding bank and bond debt (excluding default interest and penalties, if any) and will be secured by a second priority security interest in the stock of FINOVA. Enforcement of the New Senior Note security interests will not be allowed until the Berkadia Loan is paid in full. Interest on the New Senior Notes will be payable semi-annually only out of available cash, if any, determined in accordance with the terms of the New Senior Notes. No payments of principal will be made on the New Senior Notes until the Berkadia Loan is paid in full. After payment in full of the Berkadia Loan, available cash flow from FINOVA, after paying operating expenses and taxes and establishing reserves for customer commitments and other corporate expenses, will first be used for payment of interest on the New Senior Notes. Thereafter, available cash determined in accordance with the terms of the New Senior Notes will be used first to pay or to fund a reserve to pay interest on FINOVA’s outstanding 5-1/2% Convertible Subordinated Debentures due 2016 (which will be distributed upon consummation of the proposed Plan to the holders of the FINOVA Group Trust Originated Preferred Securities) and then to make semi-annual prepayments of principal on the New Senior Notes and distributions (or reserves for distributions) to FINOVA common shareowners with a total of 95% of the remaining available cash to be used for principal payments on the New Senior Notes and 5%to be used for distributions to shareowners. After payment in full of the outstanding principal of the New Senior Notes, 95% of any available cash of FINOVA Capital will be used to pay contingent cash flows rights to holders of the New Senior Notes in an aggregate amount up to $100 million.

      Completion of the transactions contemplated by the Berkadia Commitment Letter is subject to a number of conditions, including the negotiation and approval of definitive loan documentation, Berkadia’s approval of the terms and conditions of FINOVA Group and FINOVA’s Plan, bankruptcy court and necessary creditor approval of the Plan, the issuance of up to 51% of FINOVA Group’s common stock to Berkshire, Leucadia or their designees, and designation by Berkadia of a majority of directors as noted above.

FINOVA CAPITAL CORPORATION

      Berkadia has received a $60 million commitment fee and subject to bankruptcy court approval, will receive an additional $60 million fee upon funding or if the commitment is not funded (except in certain limited circumstances). In addition, FINOVA has agreed to reimburse Berkadia, Berkshire Hathaway and Leucadia for all fees and expenses incurred in connection with Berkadia’s commitment and the financing of its funding obligation under the commitment.

      In connection with the Commitment Letter, the Company entered into a ten-year management agreement with Leucadia pursuant to which, prior to the effective date of the Plan, Leucadia will provide advice and assistance to FINOVA related to the restructuring and management of FINOVA’s asset portfolio, subject to oversight by the Board of Directors of FINOVA Group or a special committee of the Board. After the effective date, Leucadia will have responsibility for the general management of FINOVA, subject to the authority of the Board. For these services, Leucadia will receive an annual fee of $8 million, the first of which was paid when the agreement was signed.

      For further details, see FINOVA’s Report on Form 8-K filed on February 28, 2001. There can be no assurance these transactions will be consummated on the proposed terms or otherwise.

Results of Operations

      The following table summarizes FINOVA’s operating results for the years ended December 31, 2000, 1999 and 1998:

(Dollars in millions)	2000	1999	1998

Interest margins earned	$453.6	$473.2	$379.8

Volume-based fees	1.3	10.3	24.8

Operating margin	454.9	483.5	404.6

Provision for credit losses	(643.0)	(22.4)	(48.5)

(Losses) gains on investments and disposal of assets	(168.6)	67.9	27.9

Operating expenses	(399.4)	(168.7)	(147.1)

Income tax benefit (expense)	213.2	(138.3)	(90.4)

(Loss) income from continuing operations	(542.9)	222.0	146.5

(Loss) income from discontinued operations	(55.4)	(3.0)	17.6

Loss on disposal of discontinued operations	(337.7)

Net (loss) income	$(936.0)	$219.0	$164.1

      The following description of FINOVA’s business includes a discussion of the Company’s historical business activities. Since the Company’s filing for bankruptcy protection, FINOVA has effectively eliminated all new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. These activities will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company will also continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities. Accordingly, the description is presented to provide an understanding of the Company’s current assets, liabilities and results of operations but should not be interpreted to mean that the Company can continue to make such investments.

2000 Compared to 1999

      The results for 2000 were adversely impacted by a number of events, which are generally listed in chronological order in the section of this report captioned “Recent Developments and Business Outlook.” As the year progressed, the U.S. economy began to show signs of weakening and FINOVA’s portfolio of leases and loans began to experience higher levels of delinquencies and nonaccruing assets. The impact of these events and current economic conditions resulted in increased levels of problem accounts and higher cost of funds (resulting in lower interest margins earned), higher reserve requirements, higher write-offs, losses on investments and disposal of assets, impairment of intangible assets, reduced tax benefits, and the decision to exit certain businesses.

      The impact of these adverse developments resulted in FINOVA reporting a loss from continuing operations of $542.9 million and a loss from discontinued operations of $393.1 million for a total net loss of $936.0 million for the year 2000. The

FINOVA CAPITAL CORPORATION

comparable results for 1999 were net income of $222.0 million from continuing operations and a net loss of $3.0 million from discontinued operations, resulting in net income of $219.0 million. A discussion of the major variances in the individual profit and loss categories follows:

Continuing Operations

      Loss from Continuing Operations. The decrease from continuing operations in 2000 when compared to 1999 was primarily due to the following:

•	Higher loss provisions to bolster the reserve for credit losses.

•	Higher write-offs of financing contracts.

•	Losses on investments and assets held for sale.

•	Increases in the Company’s cost of funds due to

       -  Several reductions in credit ratings

       -  Higher costs associated with borrowing under the Company’s domestic commercial paper back-up bank facilities

•	An increase in the level of nonaccruing assets due in part to the weakening economy.

•	The costs to exit the origination and sale of commercial real estate loans to the Commercial Mortgaged Back Securities (“CMBS”) market in the second quarter of 2000.

•	Higher operating expenses, including employee retention and severance expenses and the charge-off of unamortized goodwill that was determined to be impaired.

•	The inability to fully recognize all federal and state income tax benefits during 2000.

      Interest Margins Earned. Interest margins earned represents the difference between (a) interest, fee, lease and other income earned from financing transactions and (b) interest expense and depreciation on operating leases. Interest margins earned declined by $19.6 million to $453.6 million in 2000 from $473.2 million in 1999. Interest margins earned as a percent of average earning assets also declined in 2000 to 4.7% from 5.4% in 1999. The decreases were due primarily to higher cost of funds caused by the events of 2000, increased levels of nonaccruing assets and investments and lower nonrecurring income. Various downgrades of its senior debt ratings and the elimination of its commercial paper program (caused by the inability to renew its back-up bank facilities and resulting draw downs under those facilities) resulted in FINOVA’s annual cost of funds (in the form of the all in spread over LIBOR) applicable to the $4.5 billion term-out of its domestic commercial paper back-up bank facilities, to increase by 1.16%.

      The negative impact to income from higher cost of funds more than offset the income effects from the higher level of average earning assets during 2000 which were up $890 million over 1999 ($9.604 billion in 2000 vs. $8.714 billion in 1999). The increase in average earning assets was much higher than the increase in ending managed assets which totaled $10.5 billion at December 31, 2000 compared to $10.4 billion at year-end 1999. The size of the portfolio has been declining since March of 2000 due to lower volumes of new business during the latter quarters of 2000. New business for 2000 was $2.9 billion compared to $4.1 billion in 1999, with fourth quarter 2000 volume declining to $518 million from $1.3 billion in the fourth quarter of 1999. New business volume is expected to be minimal as the Company focuses on managing and maximizing the value of its existing portfolio by funding existing commitments to its customers and providing extensions or modifying loans to existing customers. The backlog, which includes commitments for existing revolving lines of credit of $576 million, declined to $1.3 billion at December 31, 2000.

      Volume-Based Fees. Volume-based fees historically were generated by FINOVA’s Distribution & Channel Finance, Commercial Services and Realty Capital lines of business. Since Distribution & Channel Finance and Commercial Services are discontinued operations, the fees included in continuing operations applied only to Realty Capital. Those fees are predominately related to volume-originated business rather than the balance of outstanding financing transactions during the period. Volume-based fees for 2000 were $1.3 million, down from $10.4 million reported in 1999. The decline in 2000 was due to Realty Capital exiting from the origination and sale of commercial real estate loans to the CMBS market in April 2000.

      Provision for Credit Losses. The provision for credit losses on continuing operations was significantly higher in 2000 compared to 1999 ($643.0 million vs. $22.4 million) due to the need to bolster loss reserves in light of increasing problem accounts and higher net write-offs in 2000 ($239.6 million compared to $22.6 million in 1999). The largest component of net write-offs in 2000 was from multiple customers in Mezzanine Capital totaling $86.0 million, $59.6 million in Healthcare Finance, $40.5 million in Transportation Finance, $19.9 million in Commercial Equipment Finance, $19.2 million in Rediscount Finance and the balance of $14.4 million spread over six other businesses. Net write-offs as a percent of average managed assets was 2.25% in 2000, up from 0.24% in 1999. A discussion of the increase in problem accounts is included under “Financial Condition, Liquidity and Capital Resources.”

FINOVA CAPITAL CORPORATION

      FINOVA monitors developments affecting loans and leases in its portfolio, taking into account each borrower’s financial developments and prospects, the estimated value of collateral, legal developments and other available information. Based upon that information, FINOVA adjusts its loan loss reserves and when considered appropriate, writes down the values of the loans. Depending on developments, there is the possibility that the loan loss reserves and/or write-downs will increase in the future.

      (Losses) Gains on Investments and Disposal of Assets. Losses of $168.6 million in 2000 were primarily due to the write-off of equity positions in the Resort Finance, Communications Finance and Mezzanine Capital businesses, charges to write-down repossessed assets in Resort Finance and residual positions in Transportation Finance and a charge to write-down the assets in Realty Capital to estimated fair value in connection with designating that business as being held for sale. The most significant charge was in Resort Finance which wrote-off a $54.8 million equity investment in a major timeshare developer that experienced a decline in earnings and a significant reduction in its net worth. The write-down of residual positions in Transportation Finance totaled $40.4 million and principally related to assets held for sale or lease. The write-down of Realty Capital’s assets to fair value approximated $43.2 million. The total charges of $249.5 million from the write-off of investments, repossessed assets and assets held for sale or lease were partially offset by gains of $80.9 million, the largest of which was $20.7 million from the sale of Healtheon WebMD stock.

      The timing and amount of gains and losses from asset dispositions are sporadic in nature. There can be no assurance FINOVA will recognize gains in the future, depending, in part, on market conditions at the time of sale. FINOVA recognized losses on dispositions of assets in 2000 and attempted to sell some of its more marketable assets (held for sale, investments and assets coming off lease) to generate liquidity during 2000. As a result, the ability to recognize gains in future periods is more uncertain.

      Operating Expenses. Operating expenses were $399.4 million in 2000 compared to $168.7 million in 1999. The 2000 amount included a charge of $193.3 million representing the charge-off of unamortized goodwill that was considered impaired as a result of evaluating the cash flow analyses prepared using the information and assumptions resulting from the recent developments. Excluding the charges for impaired goodwill, operating expenses in 2000 were $206.1 million, an increase of $37.4 million over 1999. The increases in 2000 were primarily due to increased professional services of $24.4 million, consisting of consulting, accounting and legal expenses incurred in connection with unsuccessful negotiations to sell the Company, restructuring debt obligations with creditors and litigation matters and $11.8 million of costs incurred to exit the origination and sale of commercial real estate loans to the CMBS market in the second quarter of 2000. Operating efficiency, which is the ratio of operating expenses to operating margins, was 45.3% in 2000 excluding the charges from writing-off goodwill, compared to 34.9% in 1999.

      Income Taxes. The effective income tax expense (benefit) rates in 2000 were (28.2%) compared to 38.4% in 1999 for continuing operations and (30%) in 2000 compared to (40%) in 1999 for discontinued operations. The lower rates in 2000 were due to a valuation allowance established for the potential inability to fully utilize both federal and state net operating loss carryforwards, and to certain non-deductible expenses for tax purposes, such as the write-off of goodwill and certain professional expenses incurred in connection with the attempted sale of the Company. For the year ended December 31, 2000, a valuation allowance of $97.8 million has been recorded due to the uncertainty over the Company’s ability to fully utilize its net operating loss carryforwards. The difference in effective income tax rates between continuing and discontinued operations is principally due to a small amount of income exempt from income taxes in continuing operations and to a greater amount of expenses, not deductible for tax purposes.

Discontinued Operations

      During the third quarter of 2000, FINOVA Group’s Board of Directors approved the sale or liquidation of some of its more broad based businesses so the Company could focus more on its niche-based businesses. The businesses included in discontinued operations consist of Commercial Services (substantially sold during the third quarter of 2000), Corporate Finance (which includes Business Credit and Growth Finance) and Distribution & Channel Finance. In December 2000, $46.4 million of Distribution & Channel Finance’s assets were sold. During the first quarter of 2001, $309 million of Corporate Finance assets were sold. Sales of additional assets could occur for all or portions of the discontinued business assets. To the extent assets are not sold, the Company intends to liquidate the remaining assets in an orderly manner.

      Losses from discontinued operations in 2000 totaled $393.1 million (after-tax) and primarily consisted of charges to value the assets to be sold or liquidated at estimated net realizable amounts, a write-off of unamortized goodwill, accrual of retention and severance payments for employees of those businesses, higher nonaccruing assets and operating losses. The additional losses of $140.1 million in the fourth quarter of 2000 were primarily attributable to a further deterioration in those portfolios, caused in part by the impact of the weakening economy on FINOVA’s customers. Nonaccruing assets in discontinued operations were $486.2 million at December 31, 2000. Also during the fourth quarter, the Company received a recovery of approximately $4.0 million from the sale of a portion of the collateral supporting the $70 million transaction written-off in the Distribution & Channel Finance line of business in March 2000. See Note R of Notes to Consolidated Financial Statements in Annex A for more information on discontinued operations.

FINOVA CAPITAL CORPORATION

1999 Compared to 1998 – Continuing Operations

      Net income for 1999 increased 52% to $222.0 million from $146.5 million in 1998. The increase was due to 27% growth in average earning assets, higher gains on disposal of assets and a lower provision for credit losses, partially offset by lower volume-based fees and higher operating expenses in 1999. Net income in 1999 included activity from the Sirrom Capital Corporation (“Sirrom”) and Preferred Business Credit acquisitions, which were acquired during the first quarter of 1999 and to a much lesser extent, the Fremont Financial Corporation acquisition, which occurred late in the fourth quarter of 1999. See Note Q of Notes to Consolidated Financial Statements for further discussion.

      Interest Margins Earned. Interest margins earned increased 25% to $473.2 million in 1999 from $379.8 million in 1998, due primarily to the growth in average earning assets.

      Average earning assets, which represents the average of FINOVA’s investment in financing transactions less nonaccruing assets and deferred taxes related to leveraged leases, increased to $8.71 billion in 1999 from $6.86 billion in 1998. The increase was primarily due to an increase in funded new business to $4.13 billion from $3.5 billion in 1998 and $411.3 million of average earning assets added through acquisitions in 1999, partially offset by normal amortization of the portfolio and prepayments during the year.

      Volume-Based Fees. Volume-based fees were generated by Realty Capital on the volume of purchased accounts receivable and mortgage loan originations transacted during the year. Due to the short-term nature of volume-originated business, these fees are recognized as income in the period of origination.

      Volume-based fees were down by $14.4 million to $10.4 million in 1999 from $24.8 million in 1998 due to lower fee-based volume in 1999. Fee-based volume was down by $740 million to $2.07 billion in 1999 from $2.81 billion in 1998 primarily due to lower volume originated by Realty Capital. Realty Capital curtailed its CMBS volume in 1999, which declined to $757.8 million from $1.76 billion in 1998; while its structured finance volume increased to $1.31 billion from $1.05 billion in 1998. The shift in product mix resulted in a decline in Realty Capital’s average commission rate to 0.50% from 0.88% in 1998. Structured finance deals carry a lower net rate than CMBS transactions.

      Operating Margin. Lower volume-based fees in 1999 was the major reason for the decrease in FINOVA’s operating margin as a percentage of average earning assets to 5.5% in 1999 from 5.9% in 1998. The interest rate spread portion of this margin decreased slightly to 5.4% in 1999 from 5.5% in 1998 primarily due to the effects of competitive pricing pressures and increased debt costs related to the strategic decisions to utilize a global debt offering, which increased debt costs in the short-term, but was anticipated to help control costs in future periods, and the extension of maturities on commercial paper over year-end 1999, thereby avoiding potential liquidity issues associated with year 2000 concerns. The liquidity issues anticipated ultimately did not materialize in the marketplace. The proceeds from the global debt offering were used to pay down lower costing commercial paper.

      Provision for Credit Losses. The provision for credit losses was $22.4 million in 1999 compared to $48.5 million in 1998. Provisions for credit losses are made to maintain the reserve for credit losses at a level deemed by management to be adequate to cover inherent losses in the portfolio.

      The provision for credit losses was affected by net write-offs, which amounted to $22.6 million in 1999 compared to $11.0 million in 1998. As a percent of average managed assets, net write-offs in 1999 were 0.24% compared to 0.15% in 1998. The increase in net write-offs was primarily due to $8.2 million of net write-offs for the Mezzanine Capital (Sirrom) portfolio which was acquired in the first quarter of 1999.

      Gains on Investments and Disposal of Assets. Gains on disposal of assets were $68.0 million in 1999 compared to $27.9 million in 1998. Gains in 1999 included $20.6 million from the sale of residuals coming off lease, $35.6 million from the sale of investments and $11.8 million of CMBS gains as compared to 1998 gains which were predominately related to residual sales and included a net loss of $7.2 million on CMBS transactions.

      Operating Expenses. Operating expenses, which include selling, administrative and other expenses, were generally higher in all major categories and increased to $168.7 million in 1999 compared to $147.1 million in 1998. Personnel costs increased due to the acquisition of Sirrom Capital Corporation (included in Mezzanine Capital and Harris Williams & Co.) in March 1999 and due to higher sales incentive compensation related to the increased new business levels in 1999. Problem account costs increased

FINOVA CAPITAL CORPORATION

in 1999 due to increases in nonearning and impaired accounts. Additions to deferred acquisition costs increased in 1999 due to acquisitions and the deferral of expenses incurred to book new business. Operating expenses as a percentage of operating margin was 34.9% in 1999, an improvement from 36.4% in 1998. See Note N of Notes to Consolidated Financial Statements for additional detail.

      Income Taxes. Income taxes were $138.3 million in 1999 compared to $90.4 million in 1998. The increase was primarily due to higher pre-tax income in 1999. See Note J of Notes to Consolidated Financial Statements for further discussion of income taxes.

Financial Condition, Liquidity and Capital Resources

      The following primarily relates to continuing operations, except as noted.

      Managed assets were $10.54 billion at December 31, 2000 compared to $10.44 billion at December 31, 1999. Included in managed assets at December 31, 2000 were $10.18 billion in funds employed and $357.5 million of securitized assets. The small increase in managed assets was due to funded new business of $2.88 billion for the year ended December 31, 2000 (compared to $4.13 billion in 1999), offset by prepayments, asset sales and normal portfolio amortization. Total assets of FINOVA declined to $12.02 billion at December 31, 2000 from $13.88 billion at December 31, 1999, primarily due to the reduction in net assets in discontinued operations, which declined to $1.16 billion at December 31, 2000 from $2.70 billion at December 31, 1999.

      The reserve for credit losses increased to $578.8 million at December 31, 2000 from $178.3 million at December 31, 1999, primarily due to higher levels of nonaccruing and other problem accounts.

      The higher level of problem accounts in 2000 was caused by a number of factors, including the continued weakening of the overall U.S. economy. As has been widely reported, many U.S. banks have witnessed significant increases in borrower defaults, and those banks, having a lower cost of funds than FINOVA’s, serve a customer base that typically has a better credit profile than FINOVA’s traditional middle-market borrower.

      While customers of FINOVA’s Corporate Finance and Mezzanine Capital divisions were most affected by the country’s general economic weakening, industry-specific problems were more to blame for financial problems experienced by FINOVA borrowers in the airline, information technology, nursing home and wireless messaging sectors, which are served, respectively, by FINOVA’s Transportation Finance, Distribution & Channel Finance, Healthcare Finance and Communications Finance divisions. Other FINOVA divisions, notably Resort Finance, Rediscount Finance and Franchise Finance, experienced higher levels of problem account classifications due to defaults, or identified potential near-term defaults, of a small number of relatively large borrowers.

      Account classifications were significantly influenced by the weakening of the economy during the latter part of 2000. Additionally, in the fourth quarter of 2000, FINOVA moved several accounts to nonaccruing status before the 90th day of delinquency, since it was determined to be more likely than not that those borrowers would ultimately become more than 90 days delinquent. Prior to the fourth quarter of 2000, FINOVA typically reclassified accounts to nonaccruing status in the quarter that interest payments became more than 90 days past-due. As of December 31, 2000, approximately $336.9 million of FINOVA’s total $921.4 million of nonaccruing transactions were paying at least the interest portion of their payment obligation.

      The reserve for credit losses increased substantially in dollar terms; however, it declined as a percent of nonaccruing assets from 101.9% at December 31, 1999 to 62.8% at December 31, 2000, due to the significant increase in accounts classified as nonaccruing. Accounts classified as nonaccruing assets increased to $921.4 million or 8.7% of ending managed assets at December 31, 2000, from $175.0 million or 1.7% at the end of 1999. The largest increases to the nonaccruing classification during 2000 occurred in Healthcare Finance ($224.1 million), Transportation Finance ($138.0 million), Resort Finance ($120.0 million), Rediscount Finance ($119.3 million), Communications Finance ($82.5 million) and Franchise Finance ($42.3 million).

      The $224.1 million increase in nonaccruing assets in FINOVA’s Healthcare Finance division was driven primarily by the reclassification to nonaccruing status of loans totaling $205 million to several nursing home and senior living operators and developers. The Healthcare problems are industry wide and have resulted from the government’s change in medical insurance reimbursement policies. The largest components of nonaccruing assets in that sector at December 31, 2000 were mortgage-secured loans totaling $54.7 million to three special-purpose corporations affiliated with a large operator of assisted living facilities that filed for bankruptcy in November 2000; three mortgage-secured loans totaling $40.3 million to another developer of assisted-living facilities; four loans totaling $24.9 million to four unrelated borrowers secured by nursing home facilities leased to a large nursing-home operator which filed for bankruptcy in February 2000; two mortgage-secured loans totaling $13.1 million to subsidiaries of the

FINOVA CAPITAL CORPORATION

aforementioned nursing home operator; the $14.1 million combined carrying amount of FINOVA’s participations in two bank-led syndicated loan facilities for the affiliated borrowers, both of which filed for bankruptcy in June 2000; a $12.7 million mortgage-secured loan to a special-purpose corporation owned by a large national senior-living developer, for which FINOVA financed the development of an assisted living facility; a $12.4 million mortgage-secured loan to a special-purpose corporation affiliated with another large senior-living developer, for which FINOVA financed the development of an assisted living center; FINOVA’s $11.8 million participation in a large bank-led syndicated loan to a special-purpose corporation to finance development of a “continuous care” retirement community. The Healthcare Finance Division’s largest nonaccruing loan outside of the nursing home and assisted living sector was a combined $17.7 million working capital and term loan to a home-health services provider. At December 31, 2000, FINOVA had written off $60.2 million and established specific reserves totaling $79.4 million related to the remaining $266.3 million of nonaccruing accounts in Healthcare Finance.

      The $138 million increase in nonaccruing assets in Transportation Finance was attributable to ten aircraft-secured transactions, eight of which, totaling $116.8 million, were added to nonaccrual status in the fourth quarter of 2000. The increase in nonaccruing assets in Transportation Finance was due to the effects of higher fuel prices on the financial condition of some of FINOVA’s customers as well as to an overall weakening of the economy. The largest components of Transportation Finance’s nonaccruals at year-end 2000 were a $21.4 million investment in two re-engined B727-200 aircraft leased to a charter carrier; FINOVA’s $20.7 million exposure on one B747-100 freighter and two B747-200 passenger aircraft which FINOVA repossessed in 2000 from a bankrupt borrower; a $20.5 million loan to a U.K. special-purpose corporation secured by a mortgage on one DC10-30 freighter aircraft leased to a financially troubled cargo airline; a loan of $17.5 million to a financially troubled midwest-based scheduled airline, secured primarily by mortgages on three Stage 3 B737-200 passenger aircraft; FINOVA’s $16.8 million carrying amount in a loan to a special-purpose corporation, secured by one B747-300 passenger aircraft which, subsequent to year end, is off-lease after being returned by its former operator, a European flag carrier; a $13.3 million conditional sale to a special-purpose operating lessor, secured by two MD-81 aircraft which are presently being remarketed by the lessor after being returned by their former operator, another European flag carrier; a $13.0 million loan to a special-purpose corporation, secured by one MD-82 aircraft leased to a large domestic borrower, which filed for bankruptcy in January 2001; and a $12.8 million loan to a U.S. operating lessor, secured by mortgages on four Stage 3 DC9-32 passenger aircraft leased to a financially troubled scheduled carrier. At December 31, 2000, FINOVA had written off $40.5 million and established specific reserves totaling $6.8 million related to the remaining $138.0 million of nonaccruing accounts in Transportation Finance.

      Resort Finance’s increase in nonaccruing assets in 2000 were due principally to the addition of the working capital components of FINOVA’s loans to seven related special-purpose project development entities, and loans totaling approximately $116.3 million to an unrelated developer. The seven working capital loans totaled $20.6 million at December 31, 2000, and each is cross-secured with its related mortgage and receivables loans. Those working capital loans were classified as nonaccruing due to concerns over each borrower’s financial condition and FINOVA’s potential collateral shortfall if there were to be a default and forced liquidation. The seven borrowing entities are all special-purpose subsidiaries of a major resort developer in which FINOVA has a $54.8 million equity investment that was written off in the third quarter. The unrelated borrower filed for bankruptcy in the second quarter of 2000, and became 90 days delinquent on FINOVA’s loans in the third quarter. The unrelated borrower’s loans are secured by marketable assets, including completed but unsold timeshare intervals at 13 of its approximately 90 resorts operated by the developer and a portfolio of consumer notes receivable serviced by the developer. At December 31, 2000, FINOVA had written off $61 thousand and established specific reserves totaling $36.9 million relating to the remaining $142.0 million of non-earning accounts in Resort Finance.

      The $119.3 million increase in nonaccruing assets in Rediscount Finance was driven principally by the addition of an $88.7 million loan to a sub-prime automobile finance company and a $25.3 million loan to an unrelated sub-prime automobile finance company. Both loans are secured by portfolios of consumer notes, and both were moved to nonaccruing status in the fourth quarter when FINOVA established that it had the possibility of significant collateral shortfalls in the event of forced liquidation. At December 31, 2000, FINOVA had written off $19.2 million and established specific reserves totaling $43.9 million relating to the remaining $123.4 million of non-earning accounts in Rediscount Finance.

      The $82.5 million increase in nonaccruing assets in Communications Finance was attributable to the addition of seven accounts, six of which were moved into nonaccruing status in the fourth quarter. The increase in nonaccruing assets in Communications Finance was due to collection problems with customers in the paging industry, which is experiencing a significant downturn resulting from more innovative and efficient products replacing pagers. The largest component of this division’s nonaccruals at December 31, 2000 were three loans totaling $74.3 million to unrelated providers of wireless messaging services. At December 31, 2000, FINOVA had written off $4.0 million and established specific reserves totaling $39.5 million covering those three loans, as well as the $18.5 million of other nonaccruals in Communications Finance.

FINOVA CAPITAL CORPORATION

      The $42.3 million increase in nonaccruing assets in Franchise Finance was driven principally by the addition of two accounts totaling $38.3 million, which were moved into nonaccrual status in the fourth quarter of 2000. The first is a $21.4 million loan to a franchisee which owns and operates a chain of casual-dining restaurants. The second is FINOVA’s $16.9 million share of a syndicated loan to a major restaurant franchiser, which owns and franchises casual-dining restaurants throughout the U.S. At December 31, 2000, FINOVA had written off $245 thousand and established specific reserves totaling $13.5 million for those two loans.

      Discontinued operations, with total net assets of $1.2 billion at December 31, 2000, also carried $486.2 million of nonaccruing assets at year-end, primarily from the Corporate Finance division.

      Earning impaired assets increased during the twelve months ended December 31, 2000 to $235.8 million, or 2.2% of ending managed assets, from $108.8 million, or 1.0% of ending managed assets at December 31, 1999. The largest additions to earning impaired assets were in Resort Finance ($133.9 million) and Rediscount Finance ($32.4 million). Additions of $133.9 million in Resort Finance represent the balances of the obligations, other than the working capital loans, owed by five of the seven related project developers mentioned above. These impaired but still accruing loans are secured by receivables and real property which FINOVA believes are sufficient to repay the loans with interest. The loans are considered impaired because the parent company of the special-purpose obligors has experienced a decline in earnings and a significant reduction in its net worth, which could conceivably cause FINOVA to have to manage the underlying resort projects without support from the parent company. The increase in earning impaired loans in Rediscount Finance relates to two loans totaling $32.4 million ($20.7 million and $11.7 million, respectively) to two unrelated operators of rental-purchase stores. Both of those borrowers were current in their payments as of December 31, 2000; however, FINOVA believes there is significant doubt concerning their ability to continue to pay principal and interest in accordance with contractual terms. In addition to the Resort and Rediscount Finance accounts noted above, four loans totaling $61.1 million in Transportation Finance were recognized as earning impaired in the fourth quarter. Those accounts are all loans to related special-purpose corporations, secured by mortgages on a total of five MD-80 series aircraft leased to a large domestic carrier which filed for bankruptcy in January 2001. The rents, and thus the underlying mortgage payments to FINOVA, were contractually current as of year-end 2000; however, the bankruptcy filing was seen as lending doubt to whether the borrowers would be able to continue to pay in accordance with contractual terms.

      For all of the above accounts, as well as its other nonaccruing and earning impaired assets, FINOVA believes it is engaging in appropriate activities to enforce its contractual rights and remedies and to mitigate its losses; however, there can be no assurance on the outcome of any collection or workout effort. Likewise, while FINOVA believes its specific reserves accurately reflect the best estimate of its potential future loss exposure in the respective accounts, there can be no assurance that actual losses will be limited to the reserved amounts.

      The carrying amount of FINOVA’s accounts that were 31-90 days delinquent in payment at December 31, 2000 increased to 1.2% of managed assets, from 0.6% of managed assets at the end of 1999. The increases in 31-90 day delinquent accounts were in Transportation Finance ($33.5 million), Commercial Equipment Finance ($26.8 million), Communications Finance ($22.9 million) and Healthcare Finance ($18.4 million).

      At December 31, 2000, FINOVA had $11.0 billion of debt outstanding, representing 14.8 times the Company’s common equity base of $743.8 million. As a result of its moratorium on debt payments, its subsequent filing of Bankruptcy under Chapter 11 and defaults under various financial covenants under its bank agreements, FINOVA is in default under its debt agreements.

      FINOVA’s internally generated funds, available credit lines and asset sales financed new business and liquidity during the twelve months ended December 31, 2000. During May and June 2000, FINOVA drew down $4.5 billion against domestic commercial paper back-up bank facilities and used the proceeds primarily for repayment of commercial paper, maturing debt and to fund general operations. Of this amount, $2.1 billion was due on or before May 15, 2001, although $500 million could have been extended had a default not existed at the time. The other $2.4 billion was scheduled to be repaid between 2002 to 2003. FINOVA also had $150 million (Canadian) scheduled to be due under a bank facility that matured in July 2001. Term debt maturities over the next twelve months by quarter included $242.0 million in the first quarter of 2001, $2.4 billion in the second quarter of 2001 (included $2.1 billion of bank facilities), $449.2 million in the third quarter of 2001 and $345.7 million in the fourth quarter of 2001. During 2000, FINOVA issued $225 million of new public notes and repaid $1.4 billion of long-term borrowings. FINOVA’s credit ratings were reduced several times during 2000.

FINOVA CAPITAL CORPORATION

      The Reorganization Proceedings seek to enable FINOVA to restructure the debt maturities, among other items. No principal or interest payments will be made on the debt until the Plan defining repayment terms has been approved by the court.

      On February 27, 2001, FINOVA announced a moratorium on repayments of principal on its outstanding bank and bond debt. On March 7, 2001, FINOVA filed for protection from its creditors as noted above to enable it to restructure the timing of its debt repayments. See “Recent Developments and Business Outlook” for further discussion of the rating agency downgrades, the moratorium on the repayment of debt and the Reorganization Proceedings.

Derivative Financial Instruments

      Substantially all of FINOVA’s derivative financial instruments were terminated subsequent to December 31, 2000 as a result of the Reorganization Proceedings. Historically, FINOVA entered into derivative transactions as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used were straightforward. FINOVA continually monitored its derivative position and used derivative instruments for non-trading and non-speculative purposes only.

      At December 31, 2000, FINOVA had outstanding interest rate conversion agreements with notional principal amounts totaling $1.7 billion. Agreements with notional principal amounts of $100 million were arranged to effectively convert certain floating interest rate obligations into fixed interest rate obligations. These agreements required interest payments on the stated principal amount at rates ranging from 6.67% to 6.73% in return for receipts calculated on the same notional amounts at floating interest rates. Agreements with notional principal amounts of $1.625 billion were arranged to effectively convert certain fixed interest rate obligations into floating interest rate obligations. They required interest payments on the stated principal amount at the three-month or six-month London interbank offered rates (“LIBOR”) in return for receipts calculated on the same notional amounts at fixed interest rates of 5.70% to 7.40%. FINOVA also entered into a fixed-rate foreign currency-denominated borrowing (Japanese Yen (“JPY”) 5 billion) maturing in 2002. Two derivatives are associated with this borrowing, a receive fixed-rate swap (JPY 5 billion) versus three-month JPY LIBOR and a cross-currency basis swap, converting JPY LIBOR to US Dollar (“USD”) LIBOR, both of which mature in 2002. The receive side of the basis swap had a notional amount of JPY 5 billion paying three-month JPY LIBOR and the pay side had a notional amount of USD $43.6 million paying three-month USD LIBOR. See Note G of Notes to Consolidated Financial Statements for further discussion of FINOVA’s derivatives. See “Qualitative and Quantitative Disclosure About Market Risk” below.

      Substantially all of the interest rate swaps derivatives were terminated in 2001, and had an estimated fair value of approximately $70 million at termination. Pursuant to the Company’s various agreements, the institutions exercised their right to offset the amounts due the Company upon the termination of the swaps against the amount due by the Company on the debt outstanding.

FINOVA CAPITAL CORPORATION

Segment Reporting

      Information for FINOVA’s reportable segments that are part of continuing operations reconciles to FINOVA’s consolidated totals as follows:

	2000	1999

Total net revenue:

Specialty Finance	$187,297	$384,789

Commercial Finance	59,889	51,708

Capital Markets	56,443	101,414

Corporate and other	(17,317)	13,515

Consolidated total	$286,312	$551,426

(Loss) income before income taxes, preferred dividends and allocations:

Specialty Finance	$(9,577)	$307,377

Commercial Finance	30,890	38,244

Capital Markets	(139,308)	31,235

Corporate and other, overhead and unallocated provision for credit losses	(638,105)	(16,517)

(Loss) income from continuing operations before income taxes and preferred dividends	$(756,100)	$360,339

Managed assets:

Specialty Finance	$8,475,515	$8,251,642

Commercial Finance	1,218,463	1,076,617

Capital Markets	800,331	1,051,367

Corporate and other	43,566	63,510

Consolidated total	$10,537,875	$10,443,136

Less securitizations	(357,471)	(121,322)

Investment in financing transactions	$10,180,404	$10,321,814

      FINOVA’s business is organized into three market groups, which are also its reportable segments: Specialty Finance, Commercial Finance and Capital Markets. Management has not yet determined whether its reportable segments will be reorganized as a result of the recent announcement to discontinue several lines of business and pending Reorganization Proceedings. Management relies principally on total revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment.

      Total net revenue is the sum of operating margin and (losses) gains on investments and disposal of assets. Income before allocations is income before income taxes, preferred dividends, corporate overhead expenses and the unallocated portion of the provision for credit losses. Managed assets include each segment’s investment in financing transactions plus securitizations. The Company expects that managed assets in all segments will decline significantly over the next several years as available cash flow will be used principally for debt service rather than the funding of new business.

      Specialty Finance. Specialty Finance provides a wide variety of lending products such as leases, loans, accounts receivable and cash flow based financing, as well as servicing and collection services to a number of highly focused industry specific niches.

      Total net revenue was $187.3 million in 2000 compared to $384.8 million in 1999. The decrease in net revenue was primarily due to the write-off of equity positions in Resort Finance and Communications Finance as well as charges to write-down repossessed assets in Resort Finance and the value of residual positions in both Transportation Finance and to a lesser extent in Specialty Real Estate Finance. The most significant charge was in Resort Finance, which wrote-off a $54.8 million equity investment in a major developer that has experienced a decline in earnings and a significant reduction in net worth. The write-down of residual positions amounted to $35.7 million in Transportation Finance and $11.7 million in Specialty Real Estate Finance. Also contributing to the decline in net revenue was an increase of $602 million in nonaccruing assets, the effects of higher cost of funds and lower gains from the disposal of assets. These reductions were partially offset by increases in income due to a higher level of managed assets in 2000. The largest increases in nonaccruing assets were in Healthcare Finance, which increased by $224.1 million in 2000, followed by a $138.0 million increase in Transportation Finance, $120.0 million in Resort Finance and $82.5 million in Communications Finance. The lower gains were primarily attributable to the timing of assets coming off lease and the Company’s inability to re-lease assets at end of term. While in the aggregate FINOVA has historically recognized gains on disposals, the timing and amount of these gains are sporadic in nature. No assurance can be made that the Company will continue to recognize gains on disposal. Additionally, certain business units within this segment will sometimes receive equity interests to complement their financing arrangements. Depending on various factors, including management’s

FINOVA CAPITAL CORPORATION

discretion, FINOVA may opt to exercise and sell its position in these equities when permitted to do so. As of year-end 2000, FINOVA had recorded $24.4 million of pre-tax gains from the sale of these equity positions in 2000 and also recorded pre-tax unrealized gains of $23.5 million through other comprehensive income on the balance sheet related to the market value of equities held.

      The segment reported a loss before allocations for the year of $9.6 million compared to income of $307.4 million for 1999. The decrease was primarily due to the charge-offs mentioned above, increased nonaccruing assets, a higher cost of funds, lower gains and an increase in net write-offs of financing contracts, which rose to $131.3 million in 2000 from $11.1 million in 1999. The bulk of the write-offs were in Healthcare Finance ($59.6 million) and Transportation Finance ($40.5 million).

      Managed assets grew to $8.476 billion in 2000 from $8.252 billion in 1999, an increase of 2.7%. The growth in managed assets was only 2.7% because new business in 2000 of $2.5 billion was down from $3.3 billion in 1999. The reduced volume was in line with the Company’s decision to conserve cash during the last half of 2000 by only funding outstanding commitments. The largest new business volume in this segment came from Resort Finance ($1.0 billion) and Transportation Finance ($379 million). The group as a whole experienced a decrease in backlog to $1.1 billion at December 31, 2000 from $1.6 billion at December 31, 1999. The largest portion of backlog consisted of $668.7 million of revolving loan commitments in Resort Finance.

      Commercial Finance. Commercial Finance currently includes only the Rediscount Finance business unit, which provides financing through revolving credit facilities to finance companies. This segment previously included traditional asset-based businesses that provided financing through revolving credit facilities and term loans secured by assets such as receivables and inventory, as well as providing factoring and management services. In the third quarter of 2000, FINOVA announced that the Corporate Finance/Business Credit/Growth Finance and Distribution & Channel Finance business units would be discontinued. The Company also completed the sale of its Commercial Services business line to GMAC Commercial Credit LLC in the third quarter. For further discussion on activity previously reported within the Commercial Finance segment, see “Discontinued Operations.”

      Total net revenue was $59.9 million in 2000 compared to $51.7 million in 1999, an increase of 15.8%. The increase was primarily due to a 13.2% increase in managed assets over the last twelve months, partially offset by the effects of higher cost of funds and higher nonaccruing assets. The level of nonaccruing assets increased to $123.4 million in 2000 from $4.1 million in 1999, primarily attributable to two customers with carrying amounts of $88.7 million and $25.3 million, respectively. The level of assets considered impaired but revenue-accruing increased to $32.4 million in 2000 from zero in 1999.

      Income before allocations decreased to $30.9 million in 2000 from $38.2 million in 1999 primarily due to an increase in nonaccruing assets, higher net write-offs and a higher cost of funds, partially offset by a higher level of managed assets. Net write-offs for the unit totaled $19.2 million in 2000 compared to $3.5 million in 1999. The majority of the net write-offs in 2000 were concentrated among three finance companies which have been adversely impacted by the weakening economy, especially its impact on sub-prime auto lenders. Net write-offs as a percent of average managed assets were 1.7% compared to 0.4% in 1999.

      Managed assets grew to $1.22 billion over the last twelve months from $1.07 billion, an increase of 13.2%. The growth in managed assets was primarily due to increased net utilization under existing revolving commitments.

      Capital Markets. Capital Markets, in conjunction with institutional investors, provides debt and equity capital funding, third-party loan administration services and provided commercial mortgage banking services until those operations were terminated.

      Total net revenue was $56.4 million in 2000 compared to $101.4 million in 1999, a decrease of 44.3%. The decrease was primarily due to $31.6 million of losses on various equity and warrant positions compared to $28.7 million in gains from the sale of equity and warrant positions in 1999. The 2000 loss was primarily due to a $43.2 million Realty Capital charge to write-down its assets to estimated fair value in connection with designating that business as being held for sale. Partially offsetting the charge was $14.7 million of net gains on sales of investments in Mezzanine Capital.

      Also contributing to the decline in revenue was the Company’s decision in April 2000 to exit from the origination and sale of commercial real estate loans to the CMBS market, which resulted in a reduction of volume-based fees to $1.3 million in 2000 from $10.4 million in 1999. Additionally, the decline in net revenue was partially attributable to a higher level of nonaccruing assets, which increased to $63.6 million in 2000 from $38.7 million in 1999.

      Losses before allocations in 2000 were $139.3 million compared to income of $31.2 million in 1999. The reduction was primarily attributable to the aforementioned decline in net revenue, increased net write-offs in Mezzanine Capital of $86.0 million in

FINOVA CAPITAL CORPORATION

2000 compared to $8.2 million in 1999, the write-down of goodwill created by the acquisition of Sirrom Capital and the costs incurred to exit the CMBS market in 2000.

      The segment’s managed assets decreased to $800.3 million in 2000 from $1.05 billion in 1999. This is primarily due to FINOVA’s exit from the CMBS marketplace and to lower new business volumes. See “Recent Developments and Business Outlook” for further discussion.

      Corporate. The $638.1 million loss from continuing operations before income taxes and preferred dividends in 2000 was significantly higher than the 1999 loss of $16.5 million. The increased loss was primarily attributable to higher unallocated provision for credit losses due to the need to bolster loss reserves in light of increasing problem accounts. Also contributing to the increased loss were higher corporate operating expenses, which included employee retention and severance programs, increased professional services related to the current state of events and the charge-off of unallocated impaired goodwill.

New Accounting Standards

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

      FINOVA adopted the provisions of SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on FINOVA’s consolidated results of operations and financial position.

      FINOVA adopted the disclosure provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as of December 31, 2000. These provisions required additional disclosures about the Company’s receivables transfers, servicing responsibilities, retained interests, and key assumptions made in its valuations. The implementation of the disclosure provisions of SFAS 140 did not have a material impact on FINOVA’s consolidated results of operations and financial position. The remaining provisions of SFAS 140, related to the accounting requirements for transfers of financial assets, are effective for transfers after March 31, 2001 and may impact FINOVA’s treatment of any future transfers of receivables, including gain or loss recognition on sales.

FINOVA CAPITAL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      FINOVA’s primary market risk has been exposure to the volatility of interest rates. FINOVA sought to manage interest rate risk and preserve income through a diversified borrowing base and a matched funding policy. A diversified borrowing base consisted of short and long-term debt with a fixed or variable rate. FINOVA’s matched funding policy, approved by the Board of Directors or Audit Committee and administered by the Finance Committee, required that floating-rate assets be financed with similar floating-rate liabilities and fixed-rate assets be financed with similar fixed-rate liabilities. Under the matched funding policy, the difference between floating-rate assets and floating-rate liabilities was managed to not exceed 3% of total assets for any extended period.

      As a result of the developments described earlier in “Recent Developments and Business Outlook,” the Company can not determine the nature of its borrowing base or achieve a matched funding policy. In addition, substantially all of the Company’s interest rate swap agreements were terminated as a result of the bankruptcy filing. During the pendancy of the bankruptcy, the interest rate which will be applied to the Company’s debt obligations is also uncertain.

      Since approximately 50% of the Company’s assets earn at a floating-rate, any decline in market rates could adversely affect the Company since it would earn less on its assets while the nature of its financing cost is uncertain. Alternatively, any increase in market rates would increase its return on floating-rate assets; however, if its financing costs also become floating any potential increases in asset returns could be offset by rising costs of capital. Until such time as a plan of reorganization is approved and its financing costs determined, the Company will not be able to identify a strategy to mitigate its exposure to changes in interest rates.

      Under the terms of Berkadia’s commitment, the New Senior Notes will be fixed-rate obligations, at the weighted average rate of the existing debt (excluding default interest or penalties, if any). If LIBOR is above 6%, the Berkadia Loan will be a floating-rate loan; if LIBOR is below 6%, the Berkadia Loan will be fixed at 9%. If this transaction is consummated, a successful strategy to mitigate the Company’s exposure to changes in market interest rates could be developed; however, no assurance can be given that the Company will be able to implement any such strategy at an acceptable cost. In addition, no assurance can be given that the transaction will be consummated.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner of FINOVA Capital Corporation

We have audited the accompanying consolidated balance sheets of FINOVA Capital Corporation and subsidiaries as of December 31, 2000 and 1999, and the related statements of consolidated operations, shareowner’s equity, and cash flows for the years then ended. These financial statements are the responsibility of FINOVA Capital Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FINOVA Capital Corporation and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that FINOVA Capital Corporation will continue as a going concern. As more fully described in Note A, the Company has incurred a substantial operating loss, is in default of its debt covenants, and filed for relief under Chapter 11 of the United States Bankruptcy Code on March 7, 2001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

Phoenix, Arizona
March 30, 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareowner of FINOVA Capital Corporation

We have audited the accompanying consolidated statements of operations, shareowner’s equity and cash flows of FINOVA Capital Corporation and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of FINOVA Capital Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of FINOVA Capital Corporation and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche llp
 Deloitte & Touche llp
Phoenix, Arizona
April 23, 1999

FINOVA CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	2000	1999

ASSETS

Cash and cash equivalents	$699,557	$100,344

Investment in financing transactions:

Loans and other financing contracts	7,835,698	8,235,850

Leveraged leases	803,581	837,083

Direct financing leases	557,471	493,615

Operating leases	561,698	587,283

Financing contracts held for sale	421,956	167,983

	10,180,404	10,321,814

Less reserve for credit losses	(578,750)	(178,266)

Net investment in financing transactions	9,601,654	10,143,548

Investments	222,719	435,680

Goodwill, net of accumulated amortization	45,417	264,014

Other assets	292,314	233,287

Net assets of discontinued operations	1,162,223	2,702,236

	$12,023,884	$13,879,109

LIABILITIES AND SHAREOWNERS’ EQUITY

Liabilities:

Accounts payable and accrued expenses	$92,032	$147,492

Interest payable	129,402	114,397

Senior debt	10,997,687	11,407,767

Deferred income taxes, net	61,000	461,252

	11,280,121	12,130,908

Commitments and contingencies

Shareowner’s equity:

Common stock, $1.00 par value, 100,000 shares authorized, 25,000 shares issued	25	25

Additional capital	1,173,995	1,173,995

Retained (deficit) income	(330,386)	638,733

Accumulated other comprehensive income	15,154	33,812

Net advances to parent	(115,025)	(98,364)

	743,763	1,748,201

	$12,023,884	$13,879,109

See notes to consolidated financial statements.

FINOVA CAPITAL CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS
(Dollars in thousands, except per share data)

Years Ended December 31,	2000	1999	1998

Interest, fees and other income	$947,848	$795,954	$611,697

Financing lease income	95,018	96,241	95,772

Operating lease income	105,457	114,083	115,822

Income earned from financing transactions	1,148,323	1,006,278	823,291

Interest expense	628,839	465,256	373,581

Operating lease depreciation	65,919	67,835	69,954

Interest margins earned	453,565	473,187	379,756

Volume-based fees	1,336	10,353	24,759

Operating margin	454,901	483,540	404,515

Provision for credit losses	643,000	22,390	48,470

Net interest margins earned	(188,099)	461,150	356,045

(Losses) gains on investments and disposal of assets	(168,589)	67,886	27,912

	(356,688)	529,036	383,957

Operating expenses	399,412	168,697	147,128

(Loss) income from continuing operations before income taxes	(756,100)	360,339	236,829

Income tax benefit (expense)	213,173	(138,316)	(90,386)

(Loss) income from continuing operations	(542,927)	222,023	146,443

Discontinued operations (net of tax benefit of $18,198 and $1,998 for 2000 and 1999, respectively, and tax expense of $11,787 for 1998)	(55,397)	(2,997)	17,680

Net loss on disposal of operations (net of tax benefit of $150,664)	(337,711)

Net (loss) income	$(936,035)	$219,026	$164,123

See notes to consolidated financial statements.

FINOVA CAPITAL CORPORATION

STATEMENTS OF CONSOLIDATED SHAREOWNER’S EQUITY
(Dollars in thousands)

				Accumulated Other
			Retained (Deficit)	Comprehensive
	Common Stock	Additional Capital	Income	Income/(Deficit)

Balance, January 1, 1998	$25	$870,485	$391,368	$(10)

Comprehensive income:

Net income			164,123

Net change in unrealized holding gains

Net change in foreign currency translation

Other comprehensive income				696

Comprehensive income

Dividends			(95,044)

Net advance to Parent

Balance, December 31, 1998	25	870,485	460,447	686

Comprehensive income:

Net income			219,026

Net change in unrealized holding gains

Net change in foreign currency translation

Other comprehensive income				33,126

Comprehensive income

Capital contributions from FINOVA

Group, Inc.		303,510

Dividends			(40,740)

Net advance to Parent

Balance, December 31, 1999	25	1,173,995	638,733	33,812

Comprehensive income:

Net loss			(936,035)

Net change in unrealized holding gains

Net change in foreign currency translation

Other comprehensive income				(18,658)

Comprehensive income

Dividends			(33,084)

Net advance to Parent

Balance, December 31, 2000	$25	$1,173,995	$(330,386)	$15,154

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Net Advances to	Shareowner's	Comprehensive
	Parent	Equity	Income

Balance, January 1, 1998	$	$1,261,868

Comprehensive income:

Net income		164,123	$164,123

Net change in unrealized holding gains			904

Net change in foreign currency translation			(208)

Other comprehensive income		696	696

Comprehensive income			$164,819

Dividends		(95,044)

Net advance to Parent

Balance, December 31, 1998		1,331,643

Comprehensive income:

Net income		219,026	$219,026

Net change in unrealized holding gains			37,054

Net change in foreign currency translation			(3,928)

Other comprehensive income		33,126	33,126

Comprehensive income			$252,152

Capital contributions from FINOVA

Group, Inc.		303,510

Dividends		(40,740)

Net advance to Parent	(98,364)	(98,364)

Balance, December 31, 1999	(98,364)	1,748,201

Comprehensive income:

Net loss		(936,035)	$(936,035)

Net change in unrealized holding gains			(22,709)

Net change in foreign currency translation			4,051

Other comprehensive income		(18,658)	(18,658)

Comprehensive income			$(954,693)

Dividends		(33,084)

Net advance to Parent	(16,661)	(16,661)

Balance, December 31, 2000	$(115,025)	$743,763

See notes to consolidated financial statements.

FINOVA CAPITAL CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in thousands)

Years Ended December 31,	2000	1999	1998

OPERATING ACTIVITIES:

Net (loss) income	$(936,035)	$219,026	$164,123

Discontinued operations, net of tax benefit	55,397	2,997	(17,680)

Net loss on disposal of operations, net of tax benefit	337,711

(Loss) income from continuing operations	(542,927)	222,023	146,443

Adjustments to reconcile (loss) income from continuing operations to net cash provided by continuing operations:

Provision for credit losses	643,000	22,390	48,470

Gains on disposal of assets	(62,592)	(70,633)	(30,520)

Impairment write-down on leases and other owned assets	89,784

Impairment write-down on investments	98,188	2,613	2,608

Valuation adjustment on loans held for sale	43,209

Depreciation and amortization	89,607	89,854	85,815

Impairment charge-off of goodwill	193,337

Deferred income taxes, net	(384,736)	124,969	76,249

Other amortization	42,849	26,018	20,609

Change in assets and liabilities, net of effects from companies purchased:

Decrease (increase) in other assets	(14,480)	(4,615)	(30,436)

Decrease in accounts payable and accrued expenses	(40,768)	(43,880)	(22,780)

Increase in interest payable	15,005	46,564	11,400

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	169,476	415,303	307,858

INVESTING ACTIVITIES:

Proceeds from disposal of leases and other owned assets	112,556	132,958	125,612

Proceeds from sales of investments	147,672	61,378	2,930

Proceeds from securitizations	302,751		99,967

Proceeds from sales of commercial mortgage backed securities ("CMBS")	110,676	504,138	869,296

Principal collections on financing transactions	1,963,831	2,538,862	1,850,906

Expenditures for investments and other income producing activities	(57,097)	(58,671)	(75,933)

Expenditures for CMBS transactions		(529,232)	(1,005,373)

Expenditures for financing transactions	(2,882,589)	(4,132,150)	(3,495,160)

Cash received in acquisition		(85,278)	(61,164)

Recoveries of loans previously written-off	1,018	1,830	1,174

NET CASH USED BY INVESTING ACTIVITIES	(301,182)	(1,566,165)	(1,687,745)

FINANCING ACTIVITIES:

Proceeds from draw down on back-up facilities	4,690,990

Net change in commercial paper and short term borrowings	(3,876,971)	(305,030)	739,515

Proceeds from issuance of term notes	225,000	3,443,592	1,580,000

Repayment of term notes	(1,446,800)	(809,245)	(689,176)

Net advances to Parent	24,879	(98,364)	(14,211)

Dividends	(33,084)	(40,739)	(95,045)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(415,986)	2,190,214	1,521,083

NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS	1,146,905	(988,527)	(124,870)

INCREASE IN CASH AND CASH EQUIVALENTS	599,213	50,825	16,326

CASH AND CASH EQUIVALENTS, beginning of period	100,344	49,519	33,193

CASH AND CASH EQUIVALENTS, end of period	$699,557	$100,344	$49,519

See notes to consolidated financial statements.

FINOVA CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands in tables)

NOTE A    ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT BUSINESS
    DEVELOPMENTS

Organization and Basis of Presentation

      The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, “FINOVA”). FINOVA is a wholly owned subsidiary of The FINOVA Group, Inc. (“FINOVA Group”). FINOVA is a Delaware Corporation. All significant intercompany balances have been eliminated in consolidation.

      FINOVA is engaged, principally in providing collateralized financing products to commercial enterprises focusing on mid-size businesses in various market niches, primarily in the United States.

Going Concern

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During the year ended December 31, 2000, the Company experienced a significant deterioration in the credit quality of its portfolio, the loss of its investment grade credit ratings and the resulting loss in access to capital and increase in cost of funds. The Company was not in compliance with its debt covenants as of December 31, 2000 and filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on March 7, 2001.

      These conditions and events, more fully described below raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including the confirmation of a plan of reorganization (the “Plan”) and successful execution of management’s plans for the collection of its portfolio pursuant to contractual terms and negotiation of appropriate rates and fee structures with its customers. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Significant Business Developments

      On March 27, 2000, FINOVA announced the retirement of its Chairman, President and Chief Executive Officer, Samuel L. Eichenfield, for personal and health reasons. Following Mr. Eichenfield’s retirement as a director and officer, FINOVA Group’s board of directors elected Matthew M. Breyne as a director, President and Chief Executive Officer of FINOVA Group and Chairman, President and Chief Executive Officer and the chairman of the board of FINOVA. FINOVA also announced that it would take an $80 million pre-tax charge to earnings in the first quarter of 2000 to increase loss reserves and provide for payment of deferred compensation and executive severance. The additional loss reserves related to the replenishment of reserves after a write-off of a loan to a single customer in the Distribution & Channel Finance line of business which had previously been partially reserved. The remainder of the charge was used to provide for payment of deferred compensation and executive severance to Mr. Eichenfield. Following these announcements, some of the credit rating agencies downgraded or placed on credit watch FINOVA’s senior debt and commercial paper ratings.

      In May 2000, $2.1 billion of FINOVA’s 364-day revolving credit agreements were scheduled to expire. These agreements were part of the Company’s $4.7 billion bank facilities, which were in place to provide a back-up mechanism for its commercial paper program. On May 5, 2000, FINOVA’s banks renewed a $500 million facility but committed to renewing only approximately $1.1 billion of the $1.6 billion of back-up facilities that expired on May 15, 2000. Historically, a significant portion of FINOVA’s business was financed with commercial paper, which was reissued when it matured. The Company also borrowed funds in the form of publicly traded debt securities with staggered maturities. Without full coverage after May 15 for outstanding commercial paper under the domestic back-up bank facilities, FINOVA drew down on approximately $4.5 billion of domestic back-up bank lines to meet maturing commercial paper obligations and other debt obligations. This resulted in additional debt rating downgrades.

      In May 2000, FINOVA structured a 364-day commitment with a bank to sell at FINOVA’s option up to $375 million of commercial equipment loans and direct financing lease receivables on a revolving basis.

      On May 8, 2000, FINOVA announced that it had engaged an independent third party to assist in the exploration of strategic alternatives with financial, strategic and other potential partners. Alternatives included a sale of the Company or obtaining a significant equity investment.

FINOVA CAPITAL CORPORATION

      During July 2000, FINOVA structured a sale with an independent third party acting as structuring agent, which included a commitment to purchase beneficial interests up to $500 million in corporate finance loans on a revolving basis. In February 2001, FINOVA purchased the outstanding beneficial interests.

      During the third quarter of 2000, FINOVA discontinued and offered for sale its Commercial Services, Corporate Finance (including Business Credit and Growth Finance) and Distribution & Channel Finance businesses. On August 28, 2000, FINOVA completed the sale of substantially all the assets of its Commercial Services division to an independent third party for approximately $235 million.

      In October 2000, FINOVA engaged an independent third party to assist in connection with the development of strategic and financial planning, including re-negotiation of its bank debt. The engagement was generally concluded in March 2001, following the execution of the agreements with Berkshire Hathaway Inc. (“Berkshire Hathaway”), Leucadia National Corporation (“Leucadia”) and Berkadia, LLC (“Berkadia”), noted below.

      On November 10, 2000, FINOVA announced that it entered into a letter agreement with Leucadia with respect to an equity investment in the Company. A Securities Purchase Agreement was entered into on December 20, 2000. On January 20, 2001, FINOVA and Leucadia mutually agreed to terminate the Securities Purchase Agreement.

      On February 1, 2001, FINOVA sold approximately $309 million of Corporate Finance assets to an independent third party at a discount of $9.2 million.

      On February 26, 2001, FINOVA, FINOVA Capital entered into a commitment letter with Berkshire Hathaway, Leucadia and Berkadia, an entity jointly owned by Leucadia and Berkshire Hathaway pursuant to which Berkadia committed to lend $6.0 billion to FINOVA, to facilitate a Chapter 11 restructuring of the outstanding debt of FINOVA and its principal subsidiaries. The $6.0 billion five-year term loan will be secured by substantially all of the assets of FINOVA and its subsidiaries and guaranteed on a secured basis by FINOVA Group and substantially all of the subsidiaries of FINOVA (the “Berkadia Loan”). The balance of FINOVA’s bank and bond indebtedness will be restructured into approximately $5 billion of new ten-year senior notes of FINOVA (the “New Senior Notes”). Berkadia’s commitment is subject to various conditions, including Berkadia’s satisfaction with FINOVA’s Chapter 11 Plan and bankruptcy court and necessary creditor approvals. In connection with the commitment letter, FINOVA also entered into a Management Services Agreement with Leucadia and its subsidiary, Leucadia International Corporation, which has been amended and restated. The terms of this commitment letter and the management services agreement are described more fully below in “Berkadia Commitment – Proposed Restructuring Plan.”

      On February 27, 2001, FINOVA announced a moratorium on repayment of principal on its outstanding bank and bond debt. The purpose of the moratorium was to enable all creditors to be treated equitably in the debt restructuring process. In connection with that moratorium, FINOVA did not make a $50 million principal payment due on February 27, 2001 with respect to its 5.98% notes due 2001, which constituted an event of default under the trust indenture related to those notes and a cross default under substantially all of FINOVA’s $11 billion of bank and bond indebtedness. The event of default also affected the interest rate swaps and securitizations the Company had entered into by allowing for immediate termination or other modifications, and substantially all of the Company’s swaps were terminated. FINOVA Group suspended paying dividends on the convertible trust originated preferred securities and interest on the underlying convertible debentures.

      On March 5, 2001, FINOVA announced that Matthew M. Breyne resigned as a director and the Company’s President and Chief Executive Officer. The board of directors elected FINOVA Group board member G. Robert “Bull” Durham as Chairman and elected General Counsel and Secretary William J. Hallinan to the additional positions of President and Chief Executive Officer of FINOVA Group and the President, Chief Executive Officer and General Counsel of FINOVA.

      On March 6, 2001, one of FINOVA’s subsidiaries, FINOVA (Canada) Capital Corporation, had a petition for Receiving Order filed against it in Ontario, Canada. That action has not been served on FINOVA. See "Legal Proceedings" for more information on this matter.

      On March 7, 2001, FINOVA Group, FINOVA and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code, in the United States Bankruptcy Court for the District of Delaware to enable them to restructure their debt (the “Reorganization Proceedings”).

FINOVA CAPITAL CORPORATION

      The bankruptcy court approved first-day orders pertaining to, among other items, customers, employees and vendors. The purpose of the first-day orders was to allow FINOVA and its subsidiaries to continue conducting their businesses substantially without hindrance from the Reorganization Proceedings. FINOVA has been authorized to continue honoring all customer commitments, and to pay certain prepetition claims (excluding, among other items, all amounts related to its $11 billion of bank and bond debt), in its discretion, including those to employees (other than executive officers with certain exceptions), taxing and other governmental authorities, claims essential to the ability to honor commitments, and to foreign trade vendors.

      In light of these events, FINOVA has effectively eliminated new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. These activities will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company also expects to continue to focus on negotiating appropriate rates and fee structures with its customers. While it is possible that new business opportunities may present themselves in the future, no assurance can be given as to the Company’s ability to take advantage of those opportunities.

Berkadia Commitment – Proposed Restructuring Plan

      The following describes the Berkadia Commitment as set forth in the Commitment Letter signed on February 26, 2001. Consummation of the Berkadia Loan and related transactions contemplated by the Commitment Letter is subject to approval of the bankruptcy court, necessary creditor approvals, and other material conditions, including Berkadia’s satisfaction with the Company’s Chapter 11 plan. There can be no assurance that those approvals will be obtained or that the other conditions will be satisfied.

      The commitment expires on August 31, 2001, or earlier, if certain conditions are not satisfied, or certain events occur. The $6 billion Berkadia Loan will be made to FINOVA. Berkadia’s commitment for the loan has been guaranteed 90% by Berkshire Hathaway and 10% by Leucadia, with Berkshire Hathaway providing a secondary guarantee of the obligations guaranteed by Leucadia. Berkadia expects to finance its funding commitment and Berkshire Hathaway will provide Berkadia’s lenders with a 90% primary guarantee of that financing, with Leucadia providing a 10% primary guarantee and Berkshire Hathaway providing a secondary guarantee of Leucadia’s guarantee. Upon completion of the Plan as currently contemplated, Berkadia (or Berkshire Hathaway and Leucadia in the aggregate) will receive common stock representing 51% of FINOVA Group’s outstanding shares on a fully diluted basis and the existing shareowners of FINOVA Group will retain their existing shares. Berkadia will be entitled to designate a majority of FINOVA’s board of directors upon effectiveness of the Plan. The Berkadia Loan will be guaranteed on a secured basis by FINOVA and substantially all subsidiaries of FINOVA Group and FINOVA.

      The Berkadia Loan will bear interest at an annual rate equal to the greater of 9% or LIBOR on each day plus 3%. Interest on the Berkadia Loan will be calculated daily and will be payable quarterly pursuant to the terms of the Berkadia Loan. In addition, an annual facility fee will be payable monthly at the rate of 25 basis points on the outstanding principal amount of the Berkadia Loan. After payment of interest on the Berkadia Loan, payment of operating expenses and taxes and establishing reserves for customer commitments and other corporate expenses, any remaining available cash (as determined under the Berkadia Loan) will then be used for payment of interest due on the New Senior Notes. Thereafter, 100% of any available cash flow and net proceeds from asset sales will be used to pay principal on the Berkadia Loan without premium. Any remaining principal and accrued and unpaid interest on the Berkadia Loan will be due at maturity, which will be five years from funding.

      Subject to necessary approval of creditors and the bankruptcy court and various other conditions, pursuant to the proposed Plan, FINOVA will use the proceeds of the Berkadia Loan to pay down its existing bank and publicly traded indebtedness on a pro rata basis. The balance of FINOVA’s bank and bond indebtedness (approximately $5.3 billion) will be restructured into ten-year New Senior Notes of FINOVA.

      The New Senior Notes will bear interest at the weighted average rate of FINOVA’s outstanding bank and bond debt (excluding default interest and penalties, if any) and will be secured by a second priority security interest in the stock of FINOVA. Enforcement of the New Senior Note security interests will not be allowed until the Berkadia Loan is paid in full. Interest on the New Senior Notes will be payable semi-annually only out of available cash, if any, determined in accordance with the terms of the New Senior Notes. No payments of principal will be made on the New Senior Notes until the Berkadia Loan is paid in full. After payment in full of the Berkadia Loan, available cash flow from FINOVA, after paying operating expenses and taxes and establishing reserves for customer commitments and other corporate expenses, will first be used for payment of interest on the New Senior Notes. Thereafter, available cash determined in accordance with the terms of the New Senior Notes will be used first to pay or to fund a reserve to pay interest on FINOVA’s outstanding 5-1/2% Convertible Subordinated Debentures due 2016 (which shall be distributed upon

FINOVA CAPITAL CORPORATION

consummation of the proposed Plan to the holders of the FINOVA Group Trust Originated Preferred Securities) and then to make semi-annual prepayments of principal on the New Senior Notes and distributions (or reserves for distributions) to FINOVA common shareowners used with a total of 95% of the remaining available cash to be used for principal payments on the New Senior Notes and 5% to be used for distributions to shareowners. After payment in full of the outstanding principal of the New Senior Notes, 95% of any available cash of FINOVA Capital will be used to pay contingent cash flow rights to holders of the New Senior Notes in an aggregate amount up to $100 million.

      Completion of the transactions contemplated by the Berkadia Commitment Letter is subject to a number of conditions, including the negotiation and approval of definitive loan documentation, Berkadia’s approval of the terms and conditions of the FINOVA Group and FINOVA Plan, bankruptcy court and necessary creditor approval of the Plan, the issuance of a majority of FINOVA Group’s common stock to Berkshire, Leucadia or their designees, and designation by Berkadia of a majority of directors as noted above.

      Berkadia has received a $60 million commitment fee and subject to bankruptcy court approval, will receive an additional $60 million fee upon funding or if the commitment is not funded (except in certain limited circumstances). In addition, FINOVA has agreed to reimburse Berkadia, Berkshire Hathaway and Leucadia for all fees and expenses incurred in connection with Berkadia’s commitment and the financing of its funding obligation under the commitment.

      In connection with the commitment letter, the Company entered into a ten-year management agreement with Leucadia pursuant to which, prior to the effective date of the Plan, Leucadia will provide advice and assistance to FINOVA related to the restructuring and management of FINOVA’s asset portfolio, subject to oversight by the Board of Directors of FINOVA Group or a special committee of the Board. After the effective date, Leucadia will have responsibility for the general management of FINOVA, subject to the authority of the Board. For these services, Leucadia will receive an annual fee of $8 million, the first of which was paid in 2001 when the agreement was signed.

NOTE B SIGNIFICANT ACCOUNTING POLICIES

      Described below are those accounting policies particularly significant to FINOVA, including those selected from acceptable alternatives:

      Discontinued Operations – Certain reclassifications have been made to reflect discontinued operations. These reclassifications resulted from the Company’s decision in the third quarter of 2000 to sell or liquidate some of its more broad based businesses and focus on providing financing through its niche-based businesses. The businesses discontinued include Corporate Finance, Business Credit, Growth Finance (all of which are included under the caption “Corporate Finance”), Distribution & Channel Finance and Commercial Services. See Note R for more information on discontinued operations.

      Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions could change as more information becomes available, which could impact the amounts reported and disclosed herein.

      Revenue Recognition – For loans and other financing contracts, earned income is recognized over the life of the contract, using the interest method.

      Leases that are financed by nonrecourse borrowings and meet certain other criteria are classified as leveraged leases. For leveraged leases, aggregate rental receivables are reduced by the related nonrecourse debt service obligation including interest (“net rental receivables”). The difference between (a) the net rental receivables and (b) the cost of the asset less estimated residual value at the end of the lease term is recorded as unearned income. Earned income is recognized over the life of the lease at a constant rate of return on the positive net investment, which includes the effects of deferred income taxes.

      For operating leases, earned income is recognized on a straight-line basis over the lease term and depreciation is taken on a straight-line basis over the estimated useful lives of the leased assets.

      Origination fees, net of direct origination costs, are deferred and amortized over the life of the originated asset as an adjustment to yield.

FINOVA CAPITAL CORPORATION

      Original issue discounts are established when equity interests are received in connection with a funded loan based on the fair value of the equity interest. The assigned value is amortized to income over the term of the loan as an adjustment to yield.

      Fees received in connection with loan commitments are deferred until the loan is advanced and are then recognized as income over the term of the loan as an adjustment to the yield. Fees on commitments that expire unused are recognized at expiration.

      Fees are also generated on the volume of purchased accounts receivable and commercial mortgage loan originations. Fees on the volume of purchased accounts receivable were generated by FINOVA’s Commercial Services and Distribution & Channel Finance divisions, which were discontinued in the third quarter of 2000, and represent discounts or commissions to FINOVA in return for handling the accounts receivable collection process. These fees are recognized as income in the period the receivables are purchased due to the short-term nature of the accounts receivable, which are generally collected from one to three months after purchase. FINOVA’s commercial mortgage operation originates and sells loans and typically would only retain assets on the balance sheet for a short period of time. Fees on mortgage loan originations represent broker commissions on the loan originations and are recognized as income in the period of origination. FINOVA ceased operation of its commercial mortgage operation in the second quarter of 2000.

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

      Cash Equivalents – FINOVA classifies highly liquid investments with original maturities of three months or less from date of purchase as cash equivalents.

      The December 31, 2000 Statement of Consolidated Cash Flows excluded the non-cash activity for the transfers of $38.2 million from the purchase of assets previously held in a joint venture with a third party from investments to other assets, $44.8 million in convertible debt investment securities from investment in financing contracts to investments, that were subsequently written-off, and $13.7 million of assets coming off lease from investment in financing contracts to other assets. The December 31, 1999 Statement of Consolidated Cash Flows excluded the non-cash activity for the transfers of $61.8 million of debt investment securities from investment in financing contracts to investments and $59.6 million of assets coming off lease from investment in financing contracts to other assets.

      Financing Contracts Held for Sale – Financing contracts held for sale are composed of assets held for sale. Assets held for sale are carried at lower of cost or market with adjustment, if any, recorded in operations. During 2000, the Company designated loans generated by the Realty Capital line of business as being held for sale and recorded a loss of $43.2 million to write-down the assets to fair value.

      Reserve for Credit Losses – The reserve for credit losses is available to absorb credit losses and is not provided for financing contracts held for sale and other owned assets, including assets on operating lease and residuals. The provision for credit losses is the charge to operations to increase the reserve for credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral. Other factors considered include changes in geographic and product diversification, size of the portfolio and current economic conditions. Accounts are either written off or written down when the loss is considered probable and determinable, after giving consideration to the customer’s financial condition and the value of the underlying collateral, including any guarantees. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to operations as incurred. Recoveries of amounts previously written off as uncollectible are credited to the reserve for credit losses.

      Impaired Loans – Impaired loans represent loans with probable significant delays in collection of all of the scheduled principal and interest payments in accordance with the original contractual terms. The amount of the specific impairment reserve is equal to the difference between the current carrying amount of a loan and the greater of (a) the net present value of expected cash flows from the borrower, discounted at the original effective interest rate of the transaction, or (b) the net fair value of collateral. Accruing impaired loans are paying in accordance with the current modified loan agreement or have adequate collateral protection.

      Repossessed Assets – Repossessed assets are carried at the lower of cost or fair value less estimated selling expenses.

      Residual Values – FINOVA has a significant investment in residual values in its leasing portfolios. These residual values represent estimates of the value of leased assets at the end of the contract terms and are initially recorded based upon appraisals and estimates. Residual values are periodically reviewed to determine that recorded amounts are appropriate. Actual residual values realized could differ from these estimates and updates.

      Investments – The Company’s investments include debt securities, equity securities and partnership interests.

FINOVA CAPITAL CORPORATION

      Certain marketable securities, as discussed in Note E, are considered trading securities and are stated at fair value with gains or losses recorded in operations in the period they occur.

      Equity securities that are being held for an indefinite period of time are designated as available for sale and carried at fair value using the specific identification method.

      Partnership interests are accounted for under either the cost or equity method depending on the Company’s level of influence in the investee. Under the equity method, the Company recognizes its share of income or losses of the partnership in the period in which they are earned. Under the cost method, the Company recognizes income based on distributions received.

      The carrying value of equity securities and partnership interests are periodically reviewed for impairment which, if identified, is recorded as a charge to operations.

      Other Assets — Included in other assets are aircraft either undergoing conversion from passenger to cargo configuration or otherwise available for lease of approximately $231.2 million and $98.4 million at December 31, 2000 and 1999, respectively. Conversion costs are capitalized as incurred.

      Goodwill – FINOVA amortizes the excess of cost over the fair value of net assets acquired (“goodwill”) on a straight-line basis primarily over 20 to 25 years. Amortization totaled $16.3 million ($11.0 million after-tax), $16.1 million ($10.3 million after-tax) and $11.1 million ($7.0 million after-tax) for the years ended December 31, 2000, 1999 and 1998, respectively. FINOVA periodically evaluates the carrying value of its intangible assets for impairment. This evaluation is based on projected, undiscounted cash flows generated by the underlying assets. Management evaluated the impairment of all goodwill at December 31, 2000, and $193.3 million ($146.3 million was tax deductible) of the Company’s goodwill was considered impaired and was written off to amortization expense. Additionally, in connection with adjusting the discontinued business to net realizable value, $107.3 million ($95.7 million was tax deductible) of goodwill associated with discontinued operations was written off and is included in the loss on disposal of operations. At December 31, 2000, approximately $29.5 million of goodwill (net of amortization), or 69% of the original goodwill balance, was deductible for federal income tax purposes over 15 years.

      Pension and Other Benefits – Trusteed, noncontributory pension plans cover substantially all employees. Benefits are based primarily on final average salary and years of service. Funding policies provide that payments to pension trusts shall be at least equal to the minimum funding required by applicable regulations.

      Other post-retirement benefit costs are recorded during the period the employees provide service to FINOVA. Post-retirement benefit obligations are funded as benefits are paid.

      Post-employment benefits are any benefits other than retirement benefits. Generally, FINOVA records post-employment benefit costs if the obligation attributable to the employee’s services have been rendered, the employee’s rights to those benefits have accumulated or vested, payment of the benefits is probable, and the amount of the benefits can be reasonably estimated.

      Employees are covered by one of several severance arrangements with the Company. Severance accruals are recorded when management approves the termination, which specifically identifies the employees to be terminated. At December 31, 2000, the Company accrued $4.1 million in severance related costs in continuing operations for 80 employees terminated in the first quarter of 2001.

      Employees included as part of the Company’s continuing operations were also covered by retention plans in place as of December 31, 2000. The cost associated with a retention plan is charged to operations over the period of service for the corresponding plan. The Company recorded $21.6 million in retention expense during 2000.

      Savings Plan – FINOVA maintains The FINOVA Group Inc. Savings Plan (the “Savings Plan”), a qualified 401(k) program. The Savings Plan is available to substantially all employees. The employee may elect voluntary wage reductions ranging from 0% to 15% of taxable compensation. The Company’s matching contributions are based on employee pre-tax salary reductions, up to a maximum of 100% of the first 6% of salary contributions, the first 3% of which were matched in FINOVA Group stock through the Employee Stock Ownership Plan (“ESOP”), discussed below, until year-end. Thereafter, the ESOP was terminated and merged into the Savings Plan.

FINOVA CAPITAL CORPORATION

      Employee Stock Ownership Plan – Employees of FINOVA were eligible to participate in the Employee Stock Ownership Plan in the month following the first 12 consecutive month period during which they have at least 1,000 hours of service with FINOVA. Company contributions were made in the form of matching stock contributions of 100% of the first 3% of salary reduction contributions made by participants of the Savings Plan. Effective January 1, 2001, up to the entire 6% of salary is matched and invested at the employees discretion, and the ESOP was terminated and merged into the Savings Plan.

      Expenses under the Savings Plan and Employee Stock Ownership Plan were $4.4 million, $4.0 million and $3.1 million in 2000, 1999 and 1998, respectively.

      Income Taxes – FINOVA files a consolidated income tax return with FINOVA Group. Deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax law.

      Derivative Financial Instruments – As more fully described in Note G, FINOVA has used derivative financial instruments as part of its interest rate risk management policy of match funding its assets and liabilities. The derivative instruments used include interest rate swaps and, to a lesser extent, treasury locks, options, futures and swaptions, which are subject to hedge accounting determination.

      Each derivative used as a hedge was matched with an asset or liability with which it had a high correlation. Historically, during 2000 the swap agreements were generally held to maturity and FINOVA did not use derivative financial instruments for trading or speculative purposes.

      As of December 31, 2000, the interest rate swaps were generally not recognized on the balance sheet. However, the receipts and disbursements on the interest rate swaps were generally accrued as earned or incurred in the results of operations.

      Receivable Sales – In accordance with SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” when the Company sells receivables, it may retain subordinated interests, which are retained interests in the transferred receivables. These receivable transfers are accounted for as sales when legal and effective control of the transferred receivables is surrendered. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the receivables sold and the retained interests based on their relative fair value at the date of transfer. Active markets with quoted prices for retained interests generally do not exist. Therefore, the Company estimates fair value based on the present value of future expected cash flows estimated using management’s best estimates of the key assumptions i.e., net credit losses, prepayment speeds and discount rates commensurate with the risks involved. In general, the servicing fees earned are approximately equal to the cost of servicing; therefore, no material servicing assets or liabilities have been recognized in those transactions.

      FINOVA’s retained interests in transferred receivables are generally treated as assets available for sale, which are carried at estimated fair value using the specific identification method with unrealized gains and losses being recorded as a component of accumulated other comprehensive income within the equity section of the balance sheet; however, if a decline in value is considered other than temporary, the valuation adjustment is recorded through the statement of operations. These retained interests are on the balance sheet within investment in financing transactions.

      FINOVA’s retained interests in transferred receivables that relate to discontinued operations are recorded within discontinued operations.

      FINOVA adopted the disclosure provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” as of December 31, 2000. These provisions required additional disclosures about the Company’s receivables transfers, servicing responsibilities, retained interests, and key assumptions made in its valuations. The implementation of the disclosure provisions of SFAS 140 did not have a material impact on FINOVA’s consolidated results of operations and financial position. The remaining provisions of SFAS 140, related to the accounting requirements for transfers of financial assets, are effective for transfers after March 31, 2001 and may impact FINOVA’s treatment of any future transfers of receivables, including gain or loss recognition on sales.

      Reclassifications – Certain reclassifications have been made to the prior years financial statements to conform with the 2000 presentation.

FINOVA CAPITAL CORPORATION

NOTE C INVESTMENT IN FINANCING TRANSACTIONS

      FINOVA provides secured financing to commercial and real estate enterprises principally under financing contracts (such as loans and other financing contracts, direct financing leases, operating leases, leveraged leases and financing contracts held for sale). The following discussion excludes discontinued operations. At December 31, 2000 and 1999, the carrying amount of the investment in financing transactions, including the estimated residual value of leased assets upon lease termination, was $10.2 billion and $10.3 billion (before reserve for credit losses), respectively, and consisted of the following percentage of carrying amount by segment and line of business:

	Percent of Total
	Carrying Amount

	2000	1999

Specialty Finance Group

Transportation Finance	23.5%	24.1%

Resort Finance	18.0	15.7

Commercial Equipment Finance	5.1	8.2

Franchise Finance	9.0	7.6

Specialty Real Estate Finance	6.9	7.5

Healthcare Finance	8.4	7.4

Communications Finance	7.0	6.7

Public Finance	1.8	1.6

	79.7%	78.8%

Commercial Finance Group Rediscount Finance	12.0	10.4

	12.0%	10.4%

Capital Markets Group

Realty Capital	4.2	5.7

Mezzanine Capital	3.3	4.3

Investment Alliance	0.4	0.2

	7.9%	10.2%

Other	0.4	0.6

	100.0%	100.0%

      FINOVA’s loan and lease portfolio as indicated in the above table is concentrated in several specialized businesses and accordingly is subject to both the normal lending risk of general economic downturns and additional risk of economic downturn in individual sectors of the economy. Additionally, the Company may complete multiple lending or leasing transactions to individual borrowers and their affiliates resulting in an increase in the risk concentration to economic events affecting such single borrowers and their affiliates. At December 31, 2000, FINOVA’s portfolio includes aggregate exposures to 12 borrowers and their affiliates exceeding $100 million each and aggregating to approximately $1.8 billion.

      Aggregate installments on investments in financing transactions at December 31, 2000 (excluding nonaccruing repossessed assets of $25.1 million and estimated residual values of $1,023.3 million) are contractually due or anticipated during each of the years during December 31, 2001 to 2005 and thereafter as follows:

FINOVA CAPITAL CORPORATION

	2001	2002	2003	2004	2005	Thereafter

Loans and other financing contracts:

Fixed interest rate	$718,920	$471,874	$544,391	$387,034	$276,316	$867,298

Floating interest rate	1,348,052	1,055,528	1,108,394	706,943	155,355	170,504

Leases, primarily at fixed interest rate:

Operating leases	197,494	151,223	63,708	64,662	27,736	56,875

Leveraged leases	14,762	4,707	14,292	15,848	21,001	357,439

Direct financing leases	102,425	76,823	63,455	65,280	45,576	321,331

Financing contracts held for sale	194,423	100,582	23,888	71,633	1,374	30,056

	$2,576,076	$1,860,737	$1,818,128	$1,311,400	$527,358	$1,803,503

      The investment in operating leases at December 31 consisted of the following:

	2000	1999

Cost of assets	$711,835	$720,617

Accumulated depreciation	(150,137)	(133,334)

Investment in operating leases	$561,698	$587,283

      The net investment in leveraged leases at December 31 consisted of the following:

	2000	1999

Rental receivables	$2,991,130	$2,987,277

Less principal and interest payable on nonrecourse debt	(2,563,081)	(2,517,839)

Net rental receivables	428,049	469,438

Estimated residual values	874,334	848,236

Less unearned income	(498,802)	(480,591)

Investment in leveraged leases	803,581	837,083

Less deferred taxes from leveraged leases	(483,319)	(411,642)

Net investment in leveraged leases	$320,262	$425,441

      The components of income from leveraged leases, after the effects of interest on nonrecourse debt and other related expenses, for the years ended December 31 were as follows:

	2000	1999	1998

Lease and other income, net	$46,251	$60,936	$60,484

Income tax expense	16,832	24,136	24,063

      The investment in direct financing leases at December 31 consisted of the following:

	2000	1999

Rental receivables	$674,890	$574,874

Estimated residual values	148,926	150,483

Unearned income	(266,345)	(231,742)

Investment in direct financing leases	$557,471	$493,615

      FINOVA has a substantial number of loans and leases with payments that fluctuate with changes in index rates, primarily prime interest rates and the London interbank offered rates (“LIBOR”). The investment in loans and leases with floating interest rates (excluding nonaccruing contracts and repossessed assets) was $4.6 billion and $4.5 billion at December 31, 2000 and 1999, respectively.

      Income earned from financing transactions with floating interest rates was approximately $505 million in 2000, $356 million in 1999 and $295 million in 1998. The adjustments which arise from changes in index rates can have a significant effect on income earned from financing transactions.

FINOVA CAPITAL CORPORATION

      FINOVA had loans and leases of $2.74 billion in 2000 and $1.87 billion in 1999 collateralized by real estate.

      At December 31, 2000, FINOVA had a committed backlog of business of approximately $1.3 billion compared to $1.9 billion at December 31, 1999. The committed backlog includes unused lines of credit totaling $576 million and $710 million at December 31, 2000 and 1999, respectively. There can be no assurance that FINOVA will book all or any part of the backlog. Loan commitments and lines of credit have generally the same credit risk as extending loans to borrowers. These commitments are generally subject to the same credit quality and collateral requirements involved in lending transactions. Commitments generally have a fixed expiration and usually require payment of a fee.

      Historically, the amount reported as committed backlog was FINOVA’s estimate of expected draw downs of the total commitments outstanding, especially the revolving unused lines of credit. That amount at December 31, 2000 was $1.3 billion for continuing operations, and assumed a percentage of the outstanding commitments would not be drawn down. Assuming full utilization, the total amount of unused lines of credit at December 31, 2000, was $2.7 billion, included outstanding commitments in discontinued operations.

      In light of the significant business developments described in Note A, FINOVA has effectively eliminated new business development activities, and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio.

Sales of Receivables

      Commercial Equipment Finance —In the second quarter of 2000, the Commercial Equipment Finance unit completed the sale of $322.1 million of commercial equipment loans and direct financing lease receivables for cash proceeds of $302.8 million. The structure of the transaction included a 364-day commitment to sell at FINOVA’s option up to $375 million of receivables on a revolving basis. The Company also receives annual servicing fees approximating 50 basis points on the outstanding balance of the receivables and the right to future cash flows after investors have received the return for which they have contracted. There is no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to investors’ interests. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

      At sale dates, the Company recognized a pre-tax gain of $0.2 million. In the determination of the gain, the Company assumed an annual prepayment rate of 6.0%, weighted average life of approximately 3.5 years, an annual net credit loss rate of 1.5%, delinquencies of 5.0% and a discount rate of 15%.

      At December 31, 2000, the outstanding balance of the sold receivables totaled $267.7 million. A revaluation of the retained interest resulted in a $6.2 million unrealized holding loss based on the following revised assumptions: an annual prepayment rate of 8.0%, weighted average life of approximately 3.0 years, an annual net credit loss rate of 1.5%, delinquencies of 6.3%, and a discount rate of 20%. The unrealized holding loss is included in other comprehensive income. The retained interests had an estimated fair value, net of the valuation adjustment, totaling $25.6 million at December 31, 2000 and are included in loans and other financing contracts.

      In connection with the retained interests, a hypothetical analysis was performed to determine the impact of a 10% and 20% adverse change in any individual assumption from the expected levels. Based on this analysis, a 10% and 20% adverse change in the level of prepayments would result in a $0.5 million and $1.0 million reduction in its value, respectively. A 10% and 20% adverse change in the level of net credit losses would result in a $0.3 million and $0.6 million reduction in its value, respectively. A 10% and 20% adverse change in the level of delinquencies would result in a $0.04 million and $0.1 million reduction in its value, respectively. A 10% and 20% adverse change in the discount rate would result in a $1.5 million and $2.9 million reduction in its value, respectively. These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a percentage variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

      At December 31, 2000, the total funds employed in Commercial Equipment Finance’s portfolio were $515.1 million, total delinquencies were $48.1 million and annual net credit losses equaled $19.9 million.

FINOVA CAPITAL CORPORATION

      On February 27, 2001, FINOVA Capital announced a moratorium on repayment of principal on its outstanding bank and bond debt, which constitutes an event of default and a cross default under substantially all of FINOVA’s bank and bond indebtedness. The debt default triggered a cross default under this sale and servicing agreement. As a result, the revolving feature was terminated and FINOVA was required to obtain a backup servicer in the event that FINOVA would not be able to perform its servicing duties. The backup servicer was retained in the first quarter of 2001.

      Corporate Finance (included in discontinued operations) – In the third quarter of 2000, FINOVA’s Corporate Finance division sold $827 million of loans, on a revolving basis. Cash proceeds to FINOVA aggregated approximately $475 million. The Company also received annual servicing fees approximating 200 basis points on the outstanding balance of the receivables and the right to future cash flows after investors have received the return for which they have contracted. There is no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s retained interests are subordinate to the investors’ interests. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

      During 2000, the Company recognized a pre-tax loss of $13.1 million, including transaction fees. At December 31, 2000, the outstanding balance of the sold loans totaled $708.8 million. At December 31, 2000, the Company’s retained interests had an estimated value totaling $419.3 million. The Company used the following assumptions in determining the value of its retained interests: an annual prepayment rate of 28.6%, annual net credit loss rate of 2.1% and a discount rate of 12%. On February 1, 2001, FINOVA negotiated an agreement and purchased the outstanding beneficial interests.

      In February 2000, FINOVA repurchased the $300 million outstanding undivided proportionate interests in a revolving loan portfolio originated in 1996 and 1995. The revolving loan portfolio totaled $717.9 million as of December 31, 1999.

      Franchise Finance —Previously in 1998 and 1997, the Company sold receivables totaling $140.0 million with limited recourse. At December 31, 2000 and 1999, the outstanding balance of the sold loans totaled $116.8 million and $123.2 million, respectively. In these securitizations, the Company retained servicing responsibilities and subordinated interests. As of December 31, 2000 and 1999, the Company continued to service these assets and held subordinated interests totaling $8.2 million and $14.4 million, respectively. The value of the retained interests is subject to credit, prepayment, and interest rate risks on the transferred financial assets.

NOTE D RESERVE FOR CREDIT LOSSES

      The following is an analysis of the reserve for credit losses for the years ended December 31:

	2000	1999	1998

Balance, beginning of year	$178,266	$141,579	$99,008

Provision for credit losses	643,000	22,390	48,470

Write-offs	(240,655)	(24,422)	(12,161)

Recoveries	1,018	1,830	1,174

Acquisitions and other	(2,879)	36,889	5,088

Balance, end of year	$578,750	$178,266	$141,579

FINOVA CAPITAL CORPORATION

      Net write-offs by segment and line of business for the years ended December 31 are as follows:

	2000	1999	1998

Specialty Finance Group

Commercial Equipment Finance	$19,891	$5,773	$3,645

Communications Finance	3,953	3,100	494

Healthcare Finance	59,637	1,188	960

Franchise Finance	(81)	240	2,780

Public Finance	4,648

Resort Finance	61	656

Transportation Finance	40,500

Specialty Real Estate Finance	2,646	129	1,785

	131,255	11,086	9,664

Commercial Finance Group

Rediscount Finance	19,208	3,472	1,500

	19,208	3,472	1,500

Capital Markets Group

Mezzanine Capital	85,995	8,154

Realty Capital	3,000

	88,995	8,154

Other	179	(120)	(177)

Total net write-offs	$239,637	$22,592	$10,987

Net write-offs as a percentage of average managed assets	2.25%	0.24%	0.15%

      An analysis of nonaccruing assets included in the investment in financing transactions at December 31 is as follows:

	2000	1999

Contracts	$896,262	$122,893

Repossessed assets	25,089	52,100

Total nonaccruing assets	$921,351	$174,993

Nonaccruing assets as a percentage of ending managed assets	8.7%	1.7%

      In addition to the repossessed assets included in the above table, FINOVA had repossessed assets with a total carrying amount of $40.9 million and $74.9 million at December 31, 2000 and 1999, respectively, which earned income of $5.2 million and $5.5 million during 2000 and 1999, respectively.

      At December 31, 2000, the total carrying amount of impaired loans in continuing operations was $1.1 billion, of which $235.8 million were revenue accruing. A specific impairment reserve for credit losses of $246.4 million has been established for $697.0 million of nonaccruing impaired loans and $1.8 million has been established for $34.7 million of accruing impaired loans. Additionally, $2.2 million was established for other accounts. As a result, 43.3% of FINOVA’s reserve for credit losses was allocated to specific reserves. The remaining $328.4 million or 56.7% of the reserve for credit losses is designated for general purposes and represents management’s best estimate of inherent losses in the remaining portfolio considering delinquencies, loss experience and collateral. At December 31, 1999, the total amount of impaired loans was $222.7 million, of which $108.8 million were revenue accruing. The specific impairment reserve for credit losses at December 31, 1999 was $35.4 million for $89.0 million of nonaccruing impaired loans and $25.3 million for $52.0 million of accruing impaired loans. Actual results could differ from estimates and values, and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

      At December 31, 2000, discontinued operations included $486.2 million of nonaccruing assets, of which $421.9 million were in Corporate Finance. Since the assets of the discontinued operations have been written down to estimated net realizable value, no reserve for credit losses are carried against those assets. Net realizable value write-downs for the year ended December 31, 2000 were $347.5 million.

FINOVA CAPITAL CORPORATION

      For the three years ended December 31, 2000, 1999 and 1998, the average carrying amount of impaired loans in continuing operations was $507 million, $184.8 million and $99.7 million, respectively. Income earned on accruing impaired loans was approximately $2.5 million in 2000, $7.9 million in 1999 and $3.3 million in 1998. Income earned on impaired loans is recognized in the same manner as it is on other accruing loans. Cash collected on all nonaccruing loans is applied to the carrying amount.

      Had all nonaccruing assets outstanding at December 31, 2000, 1999 and 1998 in continuing operations remained accruing, pre-tax income earned would have increased by approximately $36 million, $16 million and $12 million, respectively.

NOTE E INVESTMENTS

      Debt and equity securities that are being held for an indefinite period of time, including those securities which may be sold in response to needs for liquidity, are classified as securities available for sale and are carried at fair value using the specific identification method with unrealized gains and losses, net of deferred taxes, reported as a component of accumulated other comprehensive income in the equity section of the balance sheet. A summary of securities classified as available for sale at December 31 is as follows:

	2000	1999

Partnership interests	$135,284	$121,995

Equity securities	87,435	172,819

Debt securities		54,553

Other		15,798

	$222,719	$365,159

      The net unrealized holding gains were $15.2 million and $38.0 million (net of deferred tax liability of $8.1 million and $25.2 million) at December 31, 2000 and 1999, respectively. The decline in the unrealized gains during 2000 was due primarily to the realization of gains through the sale of certain investment securities, including Healtheon/WebMD stock ($20.7 million). Net gains of $57.4 million and $35.4 million were recognized on sales of marketable investments in 2000 and 1999, respectively.

      FINOVA also carried investments held for trading of $70.5 million at December 31, 1999 in a trust for nonqualified compensation plans. The securities held in the trust were transferred at the carrying amounts to FINOVA Group in 2000. The Company’s investments in trading securities are marked to market on a quarterly basis through current operations.

      FINOVA maintains no investments that are classified as held to maturity at December 31, 2000 and 1999.

NOTE F DEBT

      FINOVA’s internally generated funds, available credit lines and asset sales financed new business and liquidity during the twelve months ended December 31, 2000. During May and June 2000, FINOVA drew down $4.5 billion against domestic commercial paper back-up bank facilities and used the proceeds primarily for repayment of commercial paper, maturing debt and to fund general operations. Of this amount, $2.1 billion was due on or before May 15, 2001, although $500 million could have been extended had a default not existed at the time. The other $2.4 billion was scheduled to be repaid between 2002 to 2003. FINOVA also had $150 million (Canadian) scheduled to be due under a bank facility that matured in July 2001. Term debt maturities over the next twelve months by quarter included $242.0 million in the first quarter of 2001, $2.4 billion in the second quarter of 2001 (included $2.1 billion of bank facilities), $449.2 million in the third quarter of 2001 and $345.7 million in the fourth quarter of 2001. During 2000, FINOVA issued $225 million of new public notes and repaid $1.4 billion of long-term borrowings. FINOVA’s credit ratings were reduced several times during 2000.

      As noted in Notes A and L, FINOVA Group, FINOVA and seven of their affiliates filed for protection of the courts under Chapter 11, Title 11, of the United States Code, (the “Reorganization Proceedings”) to enable them to restructure the debt maturities, among other items. No principal or interest payments will be made on the debt until the Plan defining repayment terms has been approved by the court.

      The following information pertains to commercial paper, bank and other short-term borrowings, issued by FINOVA Capital for the years ended December 31:

FINOVA CAPITAL CORPORATION

	Commercial	Bank and Other
	Paper (1)(2)	Borrowings

2000

Maximum amount of borrowings outstanding at any month-end	$4,403,096	$2,201,090

Average borrowings outstanding during year	1,716,853	1,418,069

Weighted average interest rate on borrowings outstanding at year-end	None	8.6%

Weighted average interest rate on borrowings outstanding during year	6.0%	8.4%

1999

Maximum amount of borrowings outstanding at any month-end	$4,390,656	$70,630

Average borrowings outstanding during year	3,976,509	28,352

Weighted average interest rate on borrowings outstanding at year-end	6.1%	5.3%

Weighted average interest rate on borrowings outstanding during year	5.4%	5.2%

1998

Maximum amount of borrowings outstanding at any month-end	$3,898,243	$65,162

Average borrowings outstanding during year	3,524,162	31,159

Weighted average interest rate on borrowings outstanding at year-end	5.6%	5.5%

Weighted average interest rate on borrowings outstanding during year	5.7%	5.3%

(1)	Included in outstanding balances at December 31, 1999 were commercial paper obligations of a foreign subsidiary in Canada of $162.1 million. There were no commercial paper obligations of the Company or the foreign subsidiary at December 31, 2000.

(2)	Exclusive of the cost of maintaining bank lines in support of outstanding commercial paper and the effects of interest rate conversion agreements. The Company used various mechanisms to manage interest rate risks. See Note G.

      Senior debt at December 31 was as follows:

	2000	1999

Commercial paper and bank loans, less unamortized discount, 5.7% to 5.8% (1) (2)	$4,690,990	$4,126,955

Medium term notes due to 2010, 5.7% to 10.2% (2)	2,128,772	2,353,091

Senior notes due to 2009, 5.9% to 16.0%, less unamortized discount (2)	4,172,112	4,919,218

Nonrecourse installment notes due to 2002, 10.6% (assets of $9,381 and $21,877 respectively, pledged as collateral) (2)	5,813	8,503

	$10,997,687	$11,407,767

(1)	Includes commercial paper back-up facilities.

(2)	Interest rates are included at the contractual rates absent a default. The agreements provide for increased interest rates in the event of a default. Subsequently to year-end, grounds to declare a default existed, but no defaults were declared under these facilities prior to the institution of the Reorganization Proceedings, which have prevented declarations of a default without court authorization. The plan of reorganization may provide for payment of a different interest rate than the contractual rate.

      Annual maturities of senior debt outstanding at December 31, 2000 due through 2010 were approximately $3.43 billion (2001), $1.91 billion (2002), $2.79 billion (2003), $1.8 billion (2004), and $115.0 million (2005) and $960.0 million (thereafter). The senior debt balances are net of an unamortized discount of $8.9 million and $11.2 million at December 31, 2000 and 1999, respectively. The unamortized discount relates to costs directly associated with the issuance of the debt and is amortized as an adjustment to interest expense over the period of the corresponding debt.

      The agreements pertaining to senior debt and revolving credit agreements include various restrictive covenants and require the maintenance of certain defined financial ratios with which FINOVA was not in compliance at December 31, 2000. Due to the noncompliance, the failure to repay certain debt in 2001 and the Reorganization Proceedings, the Company is in default under all of its debt arrangements.

FINOVA CAPITAL CORPORATION

      Total interest paid, including amounts allocated to discontinued operations, was $767.2 million, $521.9 million and $455.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Presently while FINOVA has filed for bankruptcy protection, no interest payments are being made.

NOTE G DERIVATIVE FINANCIAL INSTRUMENTS

      FINOVA entered into interest rate swap, basis swap, foreign currency exchange, swaption and futures agreements as part of its interest rate risk management policy. Interest rate swap, basis swap, and swaption agreements were primarily used to match fund assets and liabilities. Currency swaps were used to convert both principal and interest payments on debt issued from one currency to the appropriate functional currency. Futures contracts were used to target index returns, lock funding costs, and for portfolio hedging. The Company continually monitored its derivative position and used derivative instruments for non-trading and non-speculative purposes only.

      FINOVA has used derivative instruments to minimize its exposure to fluctuations in interest rates, reduce debt expense and lock funding costs over predetermined periods of time. FINOVA attempted to minimize its overall debt costs while limiting the short-term variability of interest expense and funds required for debt service. To achieve this objective, FINOVA had diversified its borrowing sources (short and long-term debt with a fixed or a variable rate) and sought to maintain a portfolio that was match funded. FINOVA’s matched funding policy generally required that floating-rate assets be financed with floating-rate liabilities and fixed-rate assets be financed with fixed-rate liabilities, measured as a percent of total assets, were not to vary by more than 3% for any extended period.

      The notional amounts of derivatives did not represent amounts exchanged by the parties and, thus, are not a measure of FINOVA’s exposure through its use of derivatives. The amounts exchanged were determined by reference to the notional amounts and the other terms of the derivatives.

      Under interest rate swap agreements, FINOVA agreed to exchange with the other party, at specified intervals, the payment streams calculated on a specified notional amount, with at least one stream based on a floating interest rate. Generic swap notional amounts did not change for the life of the contract. Basis swaps involve the exchange of floating-rate indices, such as the prime rate, the commercial paper composite rate and LIBOR and were used primarily to protect FINOVA’s margins on floating-rate transactions by locking in the spread between FINOVA’s lending and borrowing rates.

      FINOVA’s off-balance sheet derivative instruments involved credit and interest rate risks. Credit risk included the nonperformance by counterparties to the financial agreements. All financial agreements were executed with major financial institutions to mitigate the credit risk from transactions. There was no assurance that any such institution would perform under its agreement. FINOVA’s derivative policy stipulated that the maximum exposure to any one counterparty relative to the derivative products was limited on a net basis to 10% of FINOVA’s outstanding debt at the time of that transaction. Interest rate risks related to changes in interest rates and the impact on earnings.

      The use of derivatives decreased interest expense by $1.0 million in 2000, a decrease in the aggregate cost of funds of 0.02%. The use of derivatives in 1999 decreased interest expense by $5.1 million, a decrease in the aggregate cost of funds of 0.07%, and the use of derivatives in 1998 decreased interest expense by $5.3 million, a decrease in the aggregate cost of funds of 0.07%. These changes in interest expense from off-balance sheet derivatives effectively altered on-balance sheet costs and must be viewed as total interest rate management.

      Subsequent to December 31, 2000, substantially all of FINOVA’s interest rate swaps were terminated, as a result of the Reorganization Proceedings. Therefore, FINOVA’s asset and liabilities are not match funded going forward. At termination, the interest rate swaps had an estimated value of approximately $70 million. Pursuant to the Company’s various agreements, the institutions exercised their right to offset the amounts due to the Company upon the termination of the swaps against the amount due by the Company on the debt outstanding.

      The following table provides annual maturities and weighted-average interest rates for each significant derivative product type in place at December 31, 2000. The rates presented are as of December 31, 2000. To the extent that rates change, variable interest information will change:

FINOVA CAPITAL CORPORATION

	Outstanding at
	December 31	Maturities of Derivative Products
(Dollars in millions)	2000	2001	2002	2003	2004	Thereafter

Receive fixed-rate swaps:

Notional value	$1,625	$150	$300	$100	$475	$600

Weighted average receive rate	6.68%	6.66%	6.20%	6.54%	6.57%	6.82%

Weighted average pay rate	6.77%	6.71%	6.82%	6.68%	6.75%	7.02%

Pay fixed-rate swaps:

Notional value	$100	$100

Weighted average receive rate	6.70%	6.70%

Weighted average pay rate	6.62%	6.62%

TOTAL NOTIONAL VALUE	$1,725	$250	$300	$100	$475	$600

Total weighted average rates on

Swaps:

Receive rate	6.68%	6.65%	6.20%	6.54%	6.57%	6.82%

Pay rate	6.77%	6.71%	6.82%	6.68%	6.75%	7.02%

      For the benefit of its customers, FINOVA also entered into (sold) interest rate cap agreements. The total notional amount of these agreements at December 31, 2000 was $131.1 million. FINOVA also entered into (purchased) offsetting interest rate cap agreements with financial institutions. At December 31, 2000, none of the caps were in a receive or pay position. These agreements will mature as follows: $75.1 million in 2001, $21 million in 2002 and $35 million in 2003.

      FINOVA has also entered into a fixed-rate foreign currency-denominated borrowing (Japanese Yen (“JPY”) 5 billion) maturing in 2002. Two derivatives are associated with this borrowing, a receive fixed-rate swap (JPY 5 billion) versus three-month JPY LIBOR and a basis swap, converting JPY LIBOR to US Dollar (“USD”) LIBOR, both of which mature in 2002. The receive side of the basis swap has a notional amount of JPY 5 billion paying three-month JPY LIBOR and the pay side has a notional amount of USD 43.6 million paying three-month USD LIBOR. These derivatives are not reflected in the table above.

      Derivative product activity for the three years ended December 31, 2000 is as follows:

				Interest
	Receive Fixed-Rate	Pay		Rate Hedge
(Dollars in millions)	Swaps	Fixed-Rate Swaps	Basis Swaps	Agreements	TOTAL

Balance January 1, 1998	$1,402	$550	$628	$	$2,580

Expired	(325)	(200)	(628)		(1,153)

Additions		350		217	567

Balance December 31, 1998	1,077	700		217	1,994

Expired	(427)	(500)		(1,254)	(2,181)

Additions	1,275		75	1,168	2,518

Balance December 31, 1999	1,925	200	75	131	2,331
Expired	(300)	(100)	(75)	(131)	(606)

Additions

Balance December 31, 2000	$1,625	$100	$	$	$1,725

      The table above does not include the JPY 5 billion receive fixed-rate swap or a basis swap converting JPY LIBOR to USD LIBOR. The receive side of the basis swap has a notional of JPY 5 billion and the pay side has a notional of USD 43.6 million.

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and in June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An Amendment of FASB Statement No. 133.” SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments, including certain derivatives embedded in other contracts, be recorded in the statement of financial position

FINOVA CAPITAL CORPORATION

as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings, unless specific hedge accounting criteria are met.

      FINOVA adopted the provisions of SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on FINOVA’s consolidated results of operations and financial position.

NOTE H REDEEMABLE PREFERRED SECURITIES

      In December 1996, FINOVA Finance Trust, a subsidiary trust sponsored and wholly owned by FINOVA Group, issued (a) 2,300,000 shares of convertible trust originated preferred securities to the public for gross proceeds of $115 million (before transaction costs of $3.5 million) and (b) 71,135 shares of common securities to FINOVA Group. The gross proceeds from these transactions were invested by the trust in $118.6 million aggregate principal amount of 5 1/2% convertible subordinated debentures due 2016 (the “Debentures”) newly issued by FINOVA Group. The Debentures represent all of the assets of the trust. The proceeds from the issuance of the Debentures were contributed by FINOVA Group to FINOVA, which used the proceeds to repay commercial paper and other indebtedness.

NOTE I STOCK OPTIONS

      FINOVA Group sponsors the 1992 Stock Incentive Plan in which FINOVA participates. Consequently, any compensation related to that plan is reflected in FINOVA’s operating results. The plan provides for the grant of options, restricted stock and stock appreciation rights relating to FINOVA Group common stock. Those awards are granted to directors, officers and employees. The balance of FINOVA Group’s unamortized restricted stock was $11.3 million at December 31, 2000.

      The Company applies APB Opinion 25 and related interpretations in accounting for its plans. No compensation cost has been recognized for its fixed stock option plans because FINOVA Group grants options at or above market price on the date of grant. Vesting criteria for restricted stock was not met in 2000 and 1999. Therefore, no compensation expense was charged against income in 2000 and 1999. The compensation cost charged against income for performance-based plans in 1998 was $5.5 million. Had compensation cost for FINOVA Group’s stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair market value method, FINOVA’s net (loss) income would have been $(945.4) million, $216.7 million and $157.2 million for 2000, 1999 and 1998, respectively.

      The fair value of the options was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 0.0%, 2.12% and 1.75%, expected volatility of 392%, 27%, and 26%, risk-free interest rates on options with expected lives of five years of 5.2%, 5.4% and 5.7% and risk-free interest rates on options with expected lives of seven years of 5.3%, 5.5% and 5.8%. The weighted average grant date fair value of options issued for 2000, 1999 and 1998 were $21.69, $13.25 and $17.45, respectively.

      With the acquisition of Sirrom Capital Corporation in March 1999, the Board of Directors of FINOVA Group adopted Sirrom’s three existing stock option plans (the “Sirrom Plans”). Each option outstanding under the Sirrom Plans at the time of the acquisition was converted into an option exercisable for 0.1634 shares of FINOVA Group common stock. No new options are expected to be issued under these plans. During the year ended December 31, 2000, 13,253 and 85,502 options with a weighted average price of $21.80 were exercised and cancelled, respectively.

FINOVA CAPITAL CORPORATION

NOTE J INCOME TAXES

      The consolidated (benefit) provision for income taxes consists of the following for the years ended December 31:

	2000	1999	1998

Current:

United States:

Federal	$(7,217)	$1,063	$2,079

State	784	(612)	5,539

Foreign	11,043	4,637	1,870

	4,610	5,088	9,488

Deferred:

United States:

Federal	(202,114)	107,980	65,200

State	(14,237)	20,781	7,748

Foreign	(1,433)	4,467	7,950

	(217,784)	133,228	80,898

(Benefit) provision for income taxes	$(213,174)	$138,316	$90,386

      For continuing operations, net income taxes were paid in 2000 and were approximately zero; income taxes paid in 1999 and 1998 were approximately $6 million and $10 million, respectively.

      The federal statutory income tax rate applied to (loss) income before taxes is reconciled to the effective income tax rate as follows:

	2000	1999	1998

Federal statutory income tax rate	(35.0)%	35.0%	35.0%

State income taxes	(2.7)	3.6	3.8

Foreign tax effects			0.1

Valuation allowance	7.5

Municipal and ESOP income	(0.6)	(1.3)	(1.6)

Non-deductible goodwill	2.3

Other	0.3	1.1	1.1

(Benefit) provision for income taxes	(28.2)%	38.4%	38.4%

FINOVA CAPITAL CORPORATION

      The significant components of deferred tax liabilities and deferred tax assets at December 31, 2000 and 1999 consisted of the following:

	2000	1999

Deferred tax liabilities:

Deferred income from leveraged leases	$558,400	$511,233

Deferred income from lease financing	146,645	135,889

Other comprehensive income	7,942	23,467

Deferred acquisition costs	15,099	19,963

Foreign taxes	14,495	8,458

Other	8,521	9,617

Gross deferred tax liability	751,102	708,627

Deferred tax assets:

Reserve for credit losses	263,107	77,818

Goodwill	55,381	(42,335)

Alternative minimum tax	54,831	65,416

Net operating loss carryforward	183,995	62,965

Basis difference in loans/investments	66,090	23,324

Accrued expenses	6,568	11,261

Discontinued operations	145,303	34,861

Other	12,608	14,065

Gross deferred tax asset	787,883	247,375

Valuation allowance	(97,781)	—

Net deferred tax asset	690,102	247,375

Net deferred tax liability	$61,000	$461,252

      The effective income tax rates in 2000 were 28.2% benefit compared to 38.4% provision in 1999 for continuing operations and 30% benefit in 2000 compared to 40% benefit in 1999 for discontinued operations. The lower rates in 2000 were due to the possibility that the Company may not be able to utilize all of the deferred tax assets created during the year to reduce federal or state tax liabilities in future years. Besides potential Section 382 limitations discussed below, the reasons the Company may not be able to utilize all the deferred tax assets created during the year include: a variety of loss or other tax attribute carryover limitations in the various jurisdictions in which the Company files tax returns; uncertainty about the amount of future earnings; and, uncertainty about the timing of the reversal of deferred tax liabilities.

      The deferred tax benefit related to the Company’s net operating losses (“NOLs”) from continuing operations is $184 million. Subject to certain material limitations, NOLs are available as an offset against income earned in tax years following the creation of the NOLs. The federal net operating loss carryforwards expire beginning 2014 through 2020. The state net operating loss carryforwards expire beginning 2003 through 2020. The Company’s ability to preserve and utilize the benefits of the NOLs and other built-in losses depends among other things, on the potential for application of Section 382 of the Internal Revenue Code of 1986 (the “Tax Code”).

      Section 382 of the Tax Code generally provides that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of the ownership change (the “change date”) with net operating loss carryforwards and certain built-in losses existing on the change date will be subject to an annual limitation. In general, the annual limitation equals the product of (i) the fair market value of the corporation’s equity on the change date (with certain adjustments) and (ii) a long-term tax exempt bond rate of return published by the Internal Revenue Service. This limitation may be either increased or decreased, but not both, if a corporation has net unrealized built-in gains or losses at the change date and recognizes such built-in gains or losses within a specified timeframe after the change date.

      The Company believes that no “ownership change” has occurred to place a limitation on the use of the NOLs or other built-in losses. However, in the future, there can be no assurance that there will not be an “ownership change” which could place a limitation on the use of the NOLs or other built-in losses. If there is an “ownership change” in connection with the plan of reorganization for the Company to emerge from bankruptcy, several significant variables will impact the amount of any NOLs and other deferred tax assets which may be utilized in future periods. These variables include: the debt forgiveness rules of Section 108

FINOVA CAPITAL CORPORATION

of the Tax Code; the ability of a decision by the Company to elect the special rules under Section 382(I)(5) of the Tax Code for calculating Section 382 limitations applicable to a corporation under the jurisdiction of a court pursuant to Chapter 11 of the Bankruptcy Act; and, the application of similar rules in the many jurisdictions in which the Company is subject to taxation. These variables which cannot currently be determined or quantified could materially impact the availability of the Company’s prebankruptcy NOLs and other deferred tax assets.

NOTE K PENSION AND OTHER BENEFITS

      FINOVA Group sponsors a trusteed, noncontributory pension plan that covers substantially all of its employees; therefore, the data presented below contains information related to all employees, including those of The FINOVA Group Inc. Benefits are based primarily on final average salary and years of service. Post retirement health benefits are any benefits other than retirement benefits and are recorded at the time employees leave active service. The Company’s funding policy for the pension plan is to make the minimum annual contribution required by applicable regulations. Post retirement benefits are funded as benefits are paid.

Change in Benefit Obligations

			Post retirement
	Pension benefits		health benefits

	2000	1999	2000	1999

Benefit obligation at end of prior year	$44,770	$41,345	$5,352	$4,804

Service cost	3,535	3,485	341	459

Interest cost	3,273	2,758	210	293

Curtailment gain	(2,563)		(519)

Actuarial loss/(gain)	2,645	(1,364)	(1,744)	(192)

Benefits paid	(2,204)	(1,454)	(257)	(12)

End of year benefit obligation (1)	$49,456	$44,770	$3,383	$5,352

Change in Qualified Plan Assets

			Post retirement
	Pension benefits		health benefits

	2000	1999	2000	1999

Fair value of plan assets at beginning of year	$34,225	$33,155	$	$

Actual return on plan assets	(3,577)	2,059

Employer contributions	1,012	465	257	12

Benefits paid	(2,203)	(1,454)	(257)	(12)

Fair value of plan assets (2)	$29,457	$34,225	$	$

(1)	End of year benefit obligation includes obligations of $16.909 million and $14.905 million at December 31, 2000 and 1999, respectively, representing obligations of an unfunded non-qualified Supplemental Retirement Plan (“SERP”) for certain highly compensated employees, which is not covered by the qualified plan assets presented above.

(2)	Plan assets include 90,348 shares of FINOVA stock which had a fair value at December 31, 2000 of approximately $90.348 thousand.

FINOVA CAPITAL CORPORATION

Funded Status of Plan

			Post retirement
	Pension benefits		health benefits

	2000	1999	2000	1999

Plan assets less than benefit obligation	$(19,999)	$(10,545)	$(3,383)	$(5,352)

Unrecognized net (gain) loss	9,248	492	(2,574)	(983)

Unrecognized prior service cost	783	537	647	986

Unrecognized net obligation (asset)	(20)	(82)	607	935

Net amount recognized	$(9,988)	$(9,598)	$(4,703)	$(4,414)

Weighted Average Assumptions Used

				Post retirement
	Pension benefits			health benefits

	2000	1999	1998	2000	1999	1998

Discount rate	7.25%	7.50%	7.00%	7.50%	7.50%	7.00%

Expected long term rate of return on plan assets	9.50%	9.50%	9.50%	n/a	n/a	n/a

Rate of increase in future compensation levels	3.75%	4.00%	3.50%	n/a	n/a	n/a

Current year’s rate	n/a	n/a	n/a	5.00%	5.00%	6.00%

Ultimate year’s rate	n/a	n/a	n/a	5.00%	5.00%	5.00%

Ultimate year	n/a	n/a	n/a	2000	2000	2000

Components of Net Periodic Benefit Cost

				Post retirement
	Pension benefits			health benefits

	2000	1999	1998	2000	1999	1998

Service cost	$3,535	$3,485	$2,548	$341	$459	$324

Interest cost	3,273	2,758	2,369	210	293	280

Expected return on plan assets	(2,813)	(2,471)	(2,173)

Recognized net actuarial (gain) loss	279	283	168	(152)	(39)	(41)

Amortization of prior service cost	171	171	171	66	66	66

Amortization of transition obligation or (asset)	(62)	(62)	(62)	72	72	72

Net periodic benefit cost	4,383	4,164	3,021	537	851	701

SFAS 88 credits	(2,980)			10

Total benefit cost	$1,403	$4,164	$3,021	$547	$851	$701

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% point change in assumed health care cost trend rates would have the following effects:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$14	$(13)

Effect on post retirement benefit obligation	157	(149)

NOTE L LITIGATION AND CLAIMS

      FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA’s attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for their litigation matters should not materially affect FINOVA’s financial position, results of operations or cash flows. One or more of the following matters, for which nominal accruals have been made, could have a material adverse impact on FINOVA’s financial position, results of operations or cash flows.

FINOVA CAPITAL CORPORATION

      Between March 29 and May 23, 2000, five shareowner lawsuits were filed against FINOVA Group and Samuel Eichenfield, FINOVA’s former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA Group common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purports to be on behalf of all those who purchased FINOVA 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

      In an order by the U.S. District Court for the District of Arizona dated August 30, 2000, these five lawsuits were consolidated and captioned In re: FINOVA Group, Inc. Securities Litigation. The court also selected the Louisiana School Employees Retirement System (“LSERS”) as the lead plaintiff in the consolidated cases. LSERS filed its Amended Consolidated Complaint on September 29, 2000, naming FINOVA Group, FINOVA, Samuel Eichenfield, Matthew Breyne, and Bruno Marszowski as defendants. The consolidated amended complaint generally alleges that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to bolster FINOVA Group’s stock price, among other reasons. Among other things, the complaint seeks unspecified damages for losses incurred by shareowners, plus interest, and other relief, and rescission with regard to the notes purchased.

      Since consolidation of the original five shareowner lawsuits, other related lawsuits have been initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company’s acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA Group stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA Group stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, Samuel Eichenfield, John W. Teets, Constance Curran, G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer, Bruno Marszowski, and FINOVA Group. The complaints allege that the defendants made materially misleading statements regarding FINOVA’s loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest, and other relief.

      On January 4, 2001, the United States District Court for the Middle District of Tennessee granted a motion brought by FINOVA and the other defendants to transfer the Cartwright and Sirrom Partners cases to the United States District Court for the District of Arizona. The plaintiff in Caldwell Travel agreed to dismiss that case without prejudice. Pursuant to a Stipulation and Order entered in March 2001, the Cartwright case has been consolidated for all purposes with the previous five cases in the FINOVA Group Securities Litigation, and the Sirrom Partners case has been consolidated for all pre-trial purposes. In April 2001, the lead plaintiffs are scheduled to file a Second Amended Consolidated Complaint.

      There have also been two shareowners’ derivative lawsuits filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purport to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against the officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions seek unspecified money damages and other relief. As with the consolidated securities litigation, the allegations center generally on claims that there were materially misleading statements regarding FINOVA’s loss reserves. In both of these actions, the plaintiffs have agreed to a stay to all proceedings pending the final determination of the motion to dismiss in the consolidated securities litigation.

      Finally, another shareowner’s derivative lawsuit was filed on September 13, 2000, in the Circuit Court for Davidson County, Tennessee, by Ronald Benkler, purportedly on behalf of Sirrom Capital Corporation, against several former officers of Sirrom Capital Corporation. The complaint alleges that the Sirrom officers breached various duties to Sirrom in connection with the acquisition of Sirrom by the Company in 1999, and the exchange of Sirrom stock for FINOVA Group stock as a result of the acquisition. The plaintiffs have agreed to a stay of discovery in this case, pending the final determination of the motion to dismiss the consolidated securities litigation.

      FINOVA believes the claims in all of these securities and derivative cases are without merit. FINOVA and the other defendants intend to vigorously defend against these claims.

      On March 6, 2001, one of FINOVA’s subsidiaries, FINOVA (Canada) Capital Corporation, had an involuntary Petition for Receiving Order filed against it in the Ontario, Canada, Superior Court of Justice in Bankruptcy. The action was filed by the Bank of Nova

FINOVA CAPITAL CORPORATION

Scotia, as agent for the lenders on a $150 million (Canadian) bank facility. That same day, the courts in Canada issued a temporary injunction prohibiting transfers of assets out of the Canadian subsidiary to its other affiliates. FINOVA has not received service of process in those proceedings, but has agreed to refrain from transferring assets to its affiliates without court order.

      On March 7, 2001, FINOVA Group, FINOVA and seven of their subsidiaries filed voluntary petitions for protection from creditors pursuant to Chapter 11, Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (the “Reorganization Proceedings”). The other subsidiaries were FINOVA (Canada) Capital Corporation, FINOVA Capital plc, FINOVA Loan Administration Inc., FINOVA Mezzanine Capital Inc., FINOVA Portfolio Services, Inc., FINOVA Technology Finance Inc., and FINOVA Finance.

      FINOVA obtained orders from the bankruptcy court on the first day permitting FINOVA to continue its operations in the ordinary course including honoring its obligations to borrowers. The orders also permit the Filing Entities to pay certain prepetition expenses and claims, such as to employees (other than executive officers, with exceptions), taxing authorities and foreign trade vendors. The cases will be jointly administered.

NOTE M FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments has been determined by FINOVA using market information obtained by FINOVA and the valuation methodologies described below. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties in other than a forced sale or liquidation. These values do not present the liquidation value of the Company. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that FINOVA could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

      The carrying amounts and estimated fair values of FINOVA’s financial instruments are as follows for the years ended December 31:

	2000		1999

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

Balance Sheet —Financial Instruments:

Assets:

Loans and other financing contracts	$6,891,878	$6,771,318	$8,027,207	$7,890,021

Liabilities:

Senior debt	10,997,687	N/A	11,407,767	N/A

Off-Balance Sheet —Financial Instruments assets (liabilities):

Interest rate swaps		47,472		(18,306)

Interest rate hedge agreements				2,681

      The carrying values of cash and cash equivalents, investments, net assets of discontinued operations, financing contracts held for sale, accounts payable and accrued expenses and interest payable (including accrued amounts related to interest rate swaps and interest rate hedge agreements) approximate fair values due to the short-term maturity of the on-balance sheet valuation of net realizable value of these items.

      The methods and assumptions used to estimate the fair values of other financial instruments are summarized as follows:

Loans and other financing contracts:

      The fair value of loans and other financing contracts was estimated by discounting expected cash flows using the current rates at which loans of similar credit quality, size and remaining maturity would be made as of December 31, 2000 and 1999. Management believes that the risk factor embedded in the current interest rates on performing loans results in a fair valuation of performing loans. As of December 31, 2000 and 1999, the fair value of nonaccruing impaired contracts with a carrying amount of $877.8 million (total nonaccruing impaired contracts of $893.7 million included $15.9 million of financing contracts held for sale for Realty Capital) and $113.9 million, respectively, was not estimated because it is not practical to reasonably assess the credit

FINOVA CAPITAL CORPORATION

adjustment that would be applied in the marketplace for such loans. As of December 31, 2000 and 1999, the carrying amount of loans and other financing contracts excludes repossessed assets with a total carrying amount of $66.0 million and $127.0 million, respectively.

Senior debt:

      The fair value of senior debt estimated by discounting future cash flows using rates currently available for debt of similar terms and remaining maturities is not meaningful in light of the uncertainties described in Note A. Senior debt is actively trading at substantial discounts to its carrying amount.

Interest rate swaps:

      The fair values of interest rate swaps are based on quoted market prices obtained from participating banks and dealers.

Interest rate hedge agreements:

      The fair value of interest rate hedge agreements in place at December 31, 1999 was based on quoted market prices obtained from participating loans and dealers for transactions of similar remaining durations.

      The fair value estimates presented herein were based on information obtained by FINOVA as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair values, such values have not been updated since December 31, 2000 and 1999. Therefore, subsequent estimates of fair value may differ significantly from the amounts presented herein.

NOTE N OPERATING EXPENSES

      The following represents a summary of the major components of operating expenses for the three years ended December 31:

	2000	%	1999	%	1998	%

Salaries and employee benefits	$95,124	46.1%	$100,035	59.3%	96,081	65.3%

Parent company overhead	47,613	23.1%	22,723	13.5%	3,438	2.3%

Goodwill amortization (1)	16,300	7.9%	16,062	9.5%	11,101	7.6%

Occupancy expenses	12,374	6.0%	8,986	5.3%	8,335	5.7%

Problem account costs	11,865	5.8%	8,317	4.9%	7,466	5.1%

Travel and entertainment	8,631	4.2%	10,187	6.0%	10,953	7.4%

Professional services	7,912	3.8%	5,211	3.1%	6,275	4.3%

Depreciation/leasehold amortization	7,425	3.6%	5,957	3.5%	4,760	3.2%

Deferred acquisition costs	(19,415)	(9.4%)	(28,237)	(16.7%)	(19,740)	(13.4%)

Other operating expenses	18,283	8.9%	19,456	11.6%	18,459	12.5%

Total operating expenses	$206,112	100.0%	$168,697	100.0%	$147,128	100.0%

(1)	Excludes the write-down of impaired goodwill of $193.3 million in 2000.

FINOVA CAPITAL CORPORATION

NOTE O OTHER COMPREHENSIVE INCOME

      Accumulated other comprehensive income activity for the three years ended December 31, 2000 was as follows:

		Net Unrealized	Accumulated
		Holding Gains	Other
	Foreign Currency	(Losses) on	Comprehensive
	Translation	Securities	Income (Loss)

Balance, January 1, 1998	$(10)	$	$(10)

Change during 1998	(208)	904	696

Balance, December 31, 1998	(218)	904	686

Change during 1999	(3,928)	37,054	33,126

Balance, December 31, 1999	(4,146)	37,958	33,812

Change during 2000	4,051	(22,709)	(18,658)

Balance, December 31, 2000	$(95)	$15,249	$15,154

      For 2000 and 1999, the changes in foreign currency translation were net of income tax benefits of $0.1 million and $2.1 million, respectively. Net unrealized holding gains were net of income tax expenses of $8.1 million in 2000 and $25.6 million in 1999.

NOTE P SEGMENT REPORTING

Management’s policy for identifying reportable segments

      FINOVA’s reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels.

Types of products and services

      FINOVA’s business is organized into three market groups, which are also its reportable segments: Specialty Finance, Commercial Finance and Capital Markets. Management relies principally on total net revenue, (loss) income before income taxes, preferred dividends and allocations, and managed assets in evaluating the business reportable segment.

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

      Commercial Finance currently includes only the Rediscount Finance business unit, which provides financing through revolving credit facilities to finance companies. This segment previously included traditional asset-based businesses that provided financing through revolving credit facilities and term loans secured by assets such as receivables and inventory, as well as providing factoring and management services. In the third quarter of 2000, FINOVA announced that the Corporate Finance/Business Credit/Growth Finance and Distribution & Channel Finance business units would be discontinued. The Company also completed the sale of its Commercial Services business line in the third quarter. For further discussion on activity previously reported within the Commercial Finance segment, see “Discontinued Operations.”

      Capital Markets, in conjunction with institutional investors, provides debt and equity capital funding, third-party loan administration services and provided commercial mortgage banking services until those operations were terminated. This segment includes: Realty Capital, Investment Alliance, Loan Administration, Mezzanine Capital and Harris Williams & Co. The latter was sold in the second quarter 2000. During 2000, the Company designated loans generated by the Realty Capital line of business as being held for sale.

Reconciliation of segment information to consolidated amounts

      Management evaluates the business performance of each group based on total net revenue, income before allocations and managed assets. Total net revenue is operating margin plus (losses) gains on investments and disposal of assets. Income before allocations is income before income taxes and preferred dividends, excluding allocation of corporate overhead expenses and the unallocated portion of provision for credit losses. Managed assets includes each segment’s investment in financing transactions plus securitizations and participations sold.

FINOVA CAPITAL CORPORATION

      Information for FINOVA’s reportable segments reconciles to FINOVA’s consolidated totals as follows:

	2000	1999	1998

Total net revenue:

Specialty Finance	$187,297	$384,789	$344,541

Commercial Finance	59,889	51,708	38,954

Capital Markets	56,443	101,414	24,170

Corporate and other	(17,317)	13,515	24,762

Consolidated total	$286,312	$551,426	$432,427

(Loss) income before income taxes, preferred dividends and allocations:

Specialty Finance	$(9,577)	$307,377	$273,674

Commercial Finance	30,890	38,244	28,450

Capital Markets	(139,308)	31,235	(2,775)

Corporate and other, overhead and unallocated provision for credit losses	(638,105)	(16,517)	(62,520)

(Loss) income from continuing operations before income taxes and preferred dividends	$(756,100)	$360,339	$236,829

Managed assets:

Specialty Finance	$8,475,515	$8,251,642

Commercial Finance	1,218,463	1,076,617

Capital Markets	800,331	1,051,367

Corporate and other	43,566	63,510

Consolidated total	$10,537,875	$10,443,136

Less securitizations	(357,471)	(121,322)

Investment in financing transactions	$10,180,404	$10,321,814

Geographic information

      FINOVA attributes managed assets to geographic areas based on the location of the asset. Managed assets at December 31, 2000 and 1999 by geographic area were as follows:

	2000	%	1999	%

United States	$9,224,439	87.5%	$9,165,796	87.8%

Europe	728,604	6.9%	806,678	7.7%

Other foreign	584,832	5.6%	470,662	4.5%

	$10,537,875	100.0%	$10,443,136	100.0%

      Other foreign includes customer relationships in geographic areas which, on an individual basis represent less than 2.0% of the total. Currently, it is impracticable to report revenues attributed to foreign countries.

Major customer information

      FINOVA has no single customer that accounts for 10% or more of revenue.

NOTE Q ACQUISITIONS

      FINOVA had no acquisitions in 2000. During 1999, FINOVA acquired various businesses and portfolios under the purchase method with initial managed assets totaling $1.15 billion.

      In December 1999, FINOVA acquired Fremont Financial Corporation (“Fremont”), the commercial lending subsidiary of Fremont General Corporation, headquartered in Santa Monica, California. Fremont, which provides secured working capital and term loans averaging $2 million to $4 million to mid-size businesses throughout the U.S., was added to FINOVA’s Commercial Finance Group. The purchase price was approximately $131 million, paid in cash. Total assets acquired were $723 million, including $23 million in goodwill and

FINOVA CAPITAL CORPORATION

assumed liabilities of $592 million. Managed assets purchased were $662 million. Goodwill was being amortized over 20 years; however, the balance was written off when it was classified as a discontinued operation.

      In March 1999, FINOVA acquired Sirrom Capital Corporation, a specialty finance company headquartered in Nashville, Tennessee. The purchase price was approximately $343 million in FINOVA common stock, excluding converted stock options. Total assets acquired were $621 million, including $67 million in goodwill with $278 million in assumed liabilities and transaction costs. Managed assets acquired were $469 million. Goodwill was being amortized over 25 years; however, the balance was considered impaired and written off at year-end 2000.

      In February 1999, FINOVA acquired Preferred Business Credit, a Los Angeles-based provider of accounts receivable loans to small and mid-size businesses for $12 million in FINOVA common stock. It is functioning as the West Coast operation for the Growth Finance division, acquired in October 1998. Total assets purchased were $30 million, including $12 million in goodwill that was being amortized over 25 years; however, the balance was written off when it was classified as a discontinued operation.

NOTE R DISCONTINUED OPERATIONS

      During the third quarter of 2000, FINOVA Group’s Board of Directors approved a plan to discontinue and offer for sale its Corporate Finance, Distribution & Channel Finance and Commercial Services lines of business. As a result, the Company has reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion (“APB”) No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

      The consolidated financial statements of the Company have been reclassified to reflect the disposition of these businesses as discontinued operations for all years presented. Accordingly, the revenues, costs and expenses, assets and liabilities expected to be assumed by an acquiring entity, and cash flows of these discontinued operations have been excluded from the respective captions in the consolidated balance sheet and statements of consolidated operations and cash flows for all years presented.

      Management believes that net assets of discontinued operations represents a reasonable estimate of the net realizable values of such businesses. This estimate is subject to change based on market conditions, interest rates and other factors that could cause the ultimate amount to be significantly different.

      On August 28, 2000 FINOVA Capital completed the sale of substantially all of the assets of its Commercial Services division to an independent third party for approximately $235 million. The Commercial Services division provided factoring and accounts receivable management services for entrepreneurial and larger firms primarily in the textile and apparel industry. The sale and additional net realizable mark-downs made in the fourth quarter resulted in an after-tax loss from disposition of $7.0 million, which included a $16.7 million after-tax charge for unamortized goodwill. Upon completion of the sale, the Company retained a small portfolio, which after the write-downs, totaled $11.1 million at December 31, 2000. The Company estimates the remaining portfolio will be liquidated within six to nine months. For the twelve months ended December 31, 2000, the Company recorded $13.0 million in after-tax losses from Commercial Services discontinued operations and maintained an accrual for future operating losses totaling $2.9 million.

      The Corporate Finance division includes the Corporate Finance, Business Credit and Growth Finance lines of business. Corporate Finance provided cash flow-oriented, asset based term and revolving loan products. Business Credit offered collateral-oriented revolving credit facilities and term loans, while Growth Finance provided collateral-based working capital financing primarily secured by accounts receivable. The Company’s formal plan, which is estimated to take approximately one year to complete, includes finding a buyer, or if a buyer is not located a substantial liquidation of the assets is estimated to be accomplished within the year. At December 31, 2000, the Company had net Corporate Finance assets in discontinued operations of $1.0 billion and had recorded after-tax losses in 2000 of $21.4 million from Corporate Finance, as part of discontinued operations. The Corporate Finance division is estimated to operate near breakeven during the next nine to twelve months. FINOVA sold approximately $309 million of Corporate Finance assets to an independent third party on February 1, 2001. These assets were adjusted to net realizable value as of December 31, 2000.

      Distribution & Channel Finance provided inbound and outbound inventory financing. The Company’s formal plan of disposal, which is estimated to take up to one year to complete, included finding a buyer, or if a buyer was not located a liquidation of the assets. On December 29, 2000, FINOVA sold $46.4 million of Distribution & Channel Finance receivables at par to an independent third party which resulted in remaining net assets in discontinued operations of $132.1 million as of December 31, 2000.

FINOVA CAPITAL CORPORATION

For the year ended December 31, 2000, FINOVA had recorded after-tax losses of $21.0 million from Distribution & Channel Finance, as part of discontinued operations. The Company has assumed Distribution & Channel Finance will operate near breakeven during the next six to nine months.

      At December 31, 2000, FINOVA had total net assets of discontinued operations of $1.16 billion, which includes the following:

	Corporate	Distribution &	Commercial
	Finance	Channel Finance	Services	TOTAL

Investment in financing transactions	$1,042,489	$168,494	$16,496	$1,227,479

Investments	7,282			7,282

Accounts payable and accrued expenses (1)	(29,852)	(4,517)	(5,407)	(39,776)

Due to clients (2)	(898)	(31,864)		(32,762)

Net assets of discontinued operations	$1,019,021	$132,113	$11,089	$1,162,223

(1)	FINOVA has assumed that all liabilities directly relate to the remaining assets of the corresponding discontinued business and will be assumed by an acquiring entity. The amounts include accruals for future operating losses. A substantial portion of the balance at December 31, 2000 relates to the various cash incentive, retention and severance plans developed for the employees of the discontinued lines of business.

(2)	Due to clients represents the amount due to third party vendors on behalf of our customers.

      Loss from discontinued operations in the Consolidated Statement of Operations for the year ended December 31, 2000 includes the following:

	Corporate	Distribution &	Commercial
	Finance	Channel Finance	Services	TOTAL

Income from financing transactions	$200,520	$14,394	$17,034	$231,948

Interest expense (1)	(137,417)	(25,053)	(13,184)	(175,654)

Volume based fees	538	27,494	7,839	35,871

Losses on disposal (2)	(11,441)		(15,723)	(27,164)

Net write-offs (2)	(25,665)	(33,551)	(2,120)	(61,336)

Operating expenses	(50,925)	(13,642)	(12,692)	(77,259)

Loss from operations	(24,390)	(30,358)	(18,846)	(73,594)

Income tax benefit	2,981	9,402	5,814	18,197

Discontinued operations, net of tax	$(21,409)	$(20,956)	$(13,032)	$(55,397)

(1)	Interest expense was allocated to discontinued operations based on the debt identified to the discontinued business and the Company’s applicable cost of funds.

(2)	These charges to discontinued operations occurred prior to the measurement date.

FINOVA CAPITAL CORPORATION

      The net loss on disposal of assets for the year ended December 31, 2000 is comprised of the following adjustments from September 30, 2000:

	Corporate	Distribution &	Commercial
	Finance	Channel Finance	Services	TOTAL

As of September 30, 2000 on a pre-tax basis:

Net realizable value mark-downs	$(215,760)	$(17,000)	$	$(232,760)

Goodwill written off	(54,729)	(24,940)	(27,669)	(107,338)

Proceeds in excess of assets sold			29,172	29,172

Accrued expenses	(28,922)	(5,198)	(10,377)	(44,497)

Income tax benefit	118,417	18,643	3,510	140,570

Net loss on disposal of operations as of September 30, 2000	(180,994)	(28,495)	(5,364)	(214,853)

Additional net realizable value mark-downs	(112,543)	(893)	(1,315)	(114,751)

Additional accrued expenses	(13,385)	(4,815)		(18,200)

Income tax benefit (expense)	12,800	(2,337)	(370)	10,093

Net loss on disposal of operations as of December 31, 2000	$(294,122)	$(36,540)	$(7,049)	$(337,711)

      The additional losses in the fourth quarter of 2000 were primarily attributable to a further deterioration in the portfolios caused in part by the weakening economy.

      The income tax benefit on discontinued operations has been computed using the effective tax rate at September 30, 2000 and December 31, 2000, which is, in part, based on the Company’s ability to utilize the deferred tax assets. See Note J for further explanation.

NOTE S OPERATING LEASES

      The Company leases various office properties under operating leases expiring through 2014.

      Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2000 are:

2001	$15,499

2002	13,840

2003	12,945

2004	11,591

2005	8,661

Thereafter	46,157

Total minimum future rental payments	$108,693

      Total minimum future rental payments have not been reduced by $9,653 of sublease rentals to be received in the future under non-cancelable subleases.

      Rent expenses, net of sublease rentals of $1.8 million, $2.4 million and $1.9 million, was $12.4 million, $9.0 million, and $8.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

FINOVA CAPITAL CORPORATION

SUPPLEMENTAL SELECTED FINANCIAL DATA
CONDENSED QUARTERLY RESULTS (UNAUDITED)
(Dollars in thousands)

      The following represents the condensed quarterly results for the three years ended December 31, 2000, 1999 and 1998:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Income earned from financing transactions:

2000	$293,378	$288,777	$292,941	$273,227

1999	222,560	241,950	262,470	279,298

1998	187,419	201,656	205,846	228,370

Interest expense:

2000	141,813	151,043	161,565	174,418

1999	103,384	109,558	117,738	134,576

1998	84,918	88,778	95,248	104,637

Gains (losses) on investments and disposal of assets:

2000	21,031	13,462	(90,042)	(113,040)

1999	12,370	18,627	14,880	22,009

1998	1,526	7,432	6,471	12,483

Non-interest expenses:

2000	93,562	62,382	156,677	795,710

1999	55,847	57,727	73,099	72,249

1998	55,175	64,918	64,415	81,044

Income (loss) from continuing operations:

2000	48,527	56,622	(70,065)	(578,011)

1999	47,694	58,870	55,851	57,564

1998	35,578	37,470	35,960	37,435

Net income (loss):

2000	11,358	43,878	(273,115)	(718,156)

1999	51,003	54,608	55,851	57,564

1998	40,687	41,480	42,784	39,172

AVERAGE BALANCES/OPERATING MARGIN/AVERAGE ANNUAL RATES (UNAUDITED) (1)
(Dollars in thousands)

      The following represents the breakdown of FINOVA’s average balance sheet, operating margin and average annual rates for the years ended December 31, 2000 and 1999:

	2000

		Interest &
	Average	Volume-Based	Average
	Balance	Fees	Rate

ASSETS

Cash and cash equivalents	$410,720	$

Investment in financing transactions	10,372,539	1,083,740 (2)	11.3	%(3)

Less reserve for credit losses	(230,824)

Net investment in financing transactions	10,141,715

Investments	406,327

Goodwill and other assets	538,460

Net assets of discontinued operations	2,246,338

	$13,743,560

LIABILITIES AND SHAREOWNER’S EQUITY

Liabilities:

Other liabilities	$246,350	$

Senior debt	11,466,141	628,839	5.5%

Deferred income taxes, net	395,225

	12,107,716

Shareowner’s equity	1,635,846

	$13,743,560

Interest income and volume based fees/ average earning assets (3)		$1,083,740	11.3%

Less: interest expense/average earning assets (3)(4)		(628,839)	6.6%

Operating margin (4)		$454,901	4.7%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1999

		Interest &
	Average	Volume-Based	Average
	Balance	Fees	Rate

ASSETS

Cash and cash equivalents	$70,248

Investment in financing transactions	9,212,153	$948,795 (2)	10.9	%(3)

Less reserve for credit losses	(162,358)

Net investment in financing transactions	9,049,795

Investments	287,150

Goodwill and other assets	422,366

Net assets of discontinued operations	2,008,470

	$11,838,029

LIABILITIES AND SHAREOWNER’S EQUITY

Liabilities:

Other liabilities	$190,733

Senior debt	9,646,010	$465,256	4.8%

Deferred income taxes, net	382,154

	10,218,897

Shareowner’s equity	1,619,132

	$11,838,029

Interest income and volume based fees/ average earning assets (3)		$948,795	10.9%

Less: interest expense/average earning assets (3)(4)		(465,256)	5.3%

Operating margin (4)		$483,539	5.6%

(1)	Averages are calculated based on monthly balances.

(2)	For the years ended December 31, 2000 and 1999 interest income is shown net of operating lease depreciation.

(3)	The average rate is calculated based on average earning assets ($9,603,774 and $8,713,535 for 2000 and 1999, respectively) which are net of average deferred taxes on leveraged leases and average nonaccruing assets.

(4)	For the year ended December 31, 2000, excluding the impact of derivatives, interest expense would have been $627,517 or 6.5% of average earning assets and operating margin would have been $453,579 or 4.7% of average earning assets. For the year ended December 31, 1999, excluding the impact of derivatives, interest expense would have been $469,228 or 5.39% of average earning assets and operating margin would have been $487,512 or 5.59% of average earning assets.

Exhibit Index

Exhibit No.	Description

(3.A)	Certificate of Incorporation, as amended (incorporated by reference from FINOVAÎs Report on Form 10-K for the year ended December 31, 1994 (the “1994 10-K” Exhibit 3.A).

(3.B)	Bylaws, as amended (incorporated by reference from FINOVA’s report on Form 10-K for the year ended December 31, 1995 (the “1995 10-K”) Exhibit 3.B).

(4.A)	Form of FINOVA’s Common Stock Certificate (incorporated by reference from the 1994 10-K, Exhibit 4.B).

(4.B)	Relevant portions of FINOVA’s Certificate of Incorporation and Bylaws included in Exhibits 3.A and 3. B above are incorporated by reference.

(4.C)	Long-term debt instruments with principal amounts not exceeding 10% of FINOVA’s total consolidated assets are not filed as exhibits to this report. FINOVA will furnish a copy of those agreements to the SEC upon its request.

(4.D)	Form of Indenture dated as of September 1, 1992 between FINOVA Capital and the Trustee named therein (incorporated by reference from the Greyhound Financial Corporation Registration Statement on Form S-3, Registration No. 33-51216, Exhibit 4).

(4.E)	Form of Indenture dated as of October 1, 1995 between FINOVA and the Trustee named therein (incorporated by reference from FINOVA’s report on Form 8-K dated October 24, 1995, Exhibit 4.1).

(4.F)	Indenture, dated as of May 15, 1999, between FINOVA and Norwest Bank Minnesota, National Association (incorporated by reference from FINOVA’s Registration Statement on Form S-3/A, SEC File No. 333-74473, filed on May 28, 1999, Exhibit 4.8.B).

(4.G)	Indenture, dated as of May 15, 1999, between FINOVA and FMB Bank (incorporated by reference from FINOVA’s Registration Statement on Form S-3/A, SEC File No. 333-74473, filed on May 28, 1999, Exhibit 4.8.C).

(4.H)	Indenture, dated as of May 15, 1999 between FINOVA and The First National Bank of Chicago (incorporated by reference from FINOVA’s Registration Statement on Form S-3/A, SEC File No. 333-74473, filed on May 28, 1999, Exhibit 4.8.A).

(4.I)	Form of Trust Indenture among FINOVA (Canada) Finance Inc., FINOVA Capital Corporation and CIBC Mellon Trust Company made as of February 25, 2000.

(4.J)	Form of Indenture, dated as of March 20, 1998, between FINOVA Group, FINOVA and The First National Bank of Chicago as Trustee (incorporated by reference from FINOVA Group and FINOVA’s registration statement on Form S-3, Registration No. 333-38171, Exhibit 4.8).

(4.K)	Commitment Letter dated February 26, 2001 among FINOVA Group, FINOVA, Berkshire Hathaway Inc., Leucadia National Corporation and Berkadia, LLC (incorporated by reference from FINOVA Group’s Report on Form 8-K dated February 26, 2001 (the “February 26, 2001 8-K”), Exhibit 10.A.

Exhibit No.	Description

(10.A)	Sixth Amendment and Restatement dated as of May 16, 1994 of the Credit Agreement, dated as of May 31, 1976 among FINOVA and the lender parties thereto, and Bank of America National Trust and Savings Association, Bank of Montreal, Chemical Bank, Citibank, N.A. and National Westminister Bank USA, as agents (the “Agents”) and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA’s report on Form 8-K dated May 23, 1994, Exhibit 10.1).

(10.A.1)	First Amendment dated as of September 30, 1994, to the Sixth Amendment and Restatement, noted in 10.A above (incorporated by reference from the 1994 10-K, Exhibit 10.A.1).

(10.A.2)	Second Amendment dated as of May 11, 1995 to the Sixth Amendment and Restatement noted in 10.A above (incorporated by reference from FINOVA’s Quarterly Report on Form 10-Q for the period ending September 30, 1995 (the “3Q95 10-Q”), Exhibit 10.A).

(10.A.3)	Third Amendment dated as of November 1, 1995 to Sixth Amendment noted in 10.A above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.B).

(10.A.4)	Fourth Amendment dated as of May 15, 1996, to Sixth Amendment noted in 10.A above (incorporated by reference from the 1996 10-K, Exhibit 10.A.4).

(10.A.5)	Fifth Amendment dated as of May 20, 1997 to Sixth Amendment noted in 10.A above (incorporated by reference from the 1997 10-K, Exhibit 10.A.5).

(10.A.6)	Sixth Amendment dated as of May 17, 1999 to Sixth Amendment and Restatement of Credit Agreement dated as of May 16, 1994 (incorporated by reference from the 1999 10-K, Exhibit 10.A.6).

(10.B)	Credit Agreement (Short-Term Facility) dated as of May 16, 1994 among FINOVA Capital, the Lender parties thereto, the Agents and Citibank, N.A., as Administrative Agent (incorporated by reference from FINOVA’s report on Form 8-K dated May 23, 1994, Exhibit 10.2).

(10.B.1)	First Amendment dated as of September 30, 1994 to the Credit Agreement noted in 10.B above (incorporated by reference from the 1994 10-K, Exhibit 10.B.1).

(10.B.2)	Second Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.C).

(10.B.3)	Third Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 3Q95 10-Q, Exhibit 10.D).

(10.B.4)	Fourth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from 1996 10-K, Exhibit B.4).

(10.B.5)	Fifth Amendment to Short-Term Facility noted in 10.B above (incorporated by reference from the 1997 10-K, Exhibit 10.B.5).

(10.B.6)	Sixth Amendment to Short-Term Facility noted in 10.B above. (incorporated by reference from the 2000 10-K, Exhibit 10.B.6).

(10.C)	Exhibits relating to management compensation and omitted due to the reduced disclosure format, and can be found as exhibits to FINOVA Group’s 2000 10-K.

Exhibit No.	Description

(10.D)	Management Agreement dated February 26, 2001 among FINOVA, Leucadia National Corporation and Leucadia International Corporation (incorporated by reference from FINOVA’s Report on Form 8-K dated February 26, 2001, Exhibit 10.B).+

(10.D.1)	Amended and Restated Management Services Agreement dated as of April 3, 2001 among FINOVA Group, Leucadia National Corporation and Leucadia International Corporation.*+

(12)	Computation of Ratio of (Losses) Income to Fixed Charges and Preferred Stock Dividends.*

(21)	Subsidiaries.*

(23)	Consent of Independent Auditors from Ernst & Young LLP

(23.1)	Independent Auditors’ Consent from Deloitte & Touche LLP

(24)	Powers of Attorney.*

*	Filed with this report.

+	Relating to management compensation