Form 10-Q
period 2001-03-31
FINOVA CAPITAL CORP
filed 2001-05-15
CIK 43960

________________________________________________________________________________


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20594

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                         Commission File Number 1-7543

                           FINOVA CAPITAL CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      94-1278569
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization

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

                              Yes X     No__

The Registrant meets the conditions set forth in General Instructions H (i) (a) and (b) of Form 10-Q and is therefore filing this form in the reduced format

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 11, 2001, approximately 25,000 shares of Common Stock ($1.00 par value) were outstanding.

________________________________________________________________________________

                           FINOVA CAPITAL CORPORATION

                               TABLE OF CONTENTS

                                                                                                     Page No.
                                                                                                     --------
Part I     Financial Information                                                                        1

 Item 1.   Financial Statements
           Condensed Consolidated Balance Sheets                                                        1

           Condensed Statements of Consolidated Operations                                              2

           Condensed Statements of Consolidated Cash Flows                                              3

           Notes to Interim Condensed Consolidated Financial Information                                4

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations       12

 Item 3.   Quantitative and Qualitative Disclosure About Market Risk                                   18


Part II    Other Information                                                                           19

 Item 1.   Legal Proceedings                                                                           19

 Item 6.   Exhibits and Reports on Form 8-K                                                            20

 Signatures                                                                                            21

                       PART I      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.
-------      ---------------------

                          FINOVA CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                     March 31,            December 31,
                                                                       2001                   2000
-------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                          $ 1,622,584            $   699,557
Investment in financing transactions:
  Loans and other financing contracts                                7,357,965              7,835,698
  Leveraged leases                                                     774,728                803,581
  Operating leases                                                     535,404                561,698
  Direct financing leases                                              519,748                557,471
  Financing contracts held for sale                                    375,293                421,956
 ------------------------------------------------------------------------------------------------------
                                                                     9,563,138             10,180,404
  Less reserve for credit losses                                      (618,005)              (578,750)
-------------------------------------------------------------------------------------------------------
Net investment in financing transactions                             8,945,133              9,601,654
Investments                                                            214,541                222,719
Goodwill, net of accumulated amortization                               44,637                 45,417
Other assets                                                           459,268                292,314
Net assets of discontinued operations                                  741,875              1,162,223
-------------------------------------------------------------------------------------------------------
                                                                   $12,028,038            $12,023,884
=======================================================================================================

LIABILITIES AND SHAREOWNER'S EQUITY

Liabilities not subject to Chapter 11 proceedings:
   Accounts payable and accrued expenses                           $    11,605            $
Liabilities subject to Chapter 11 proceedings at March 31, 2001;
   Secured:
     Fixed rate nonrecourse notes                                        5,813                  5,813
   Unsecured:
     Accounts payable and accrued expenses                             125,248                 92,032
     Interest payable                                                  198,067                129,402
     Senior debt                                                    10,987,327             10,991,874
     Deferred income taxes, net                                         50,792                 61,000
-------------------------------------------------------------------------------------------------------
                                                                    11,378,852             11,280,121
-------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareowner's equity:
  Common stock, $1.00 par value, 100,000 shares authorized,
   25,000 shares issued                                                     25                     25
  Additional capital                                                 1,173,995              1,173,995
  Retained (deficit) income                                           (398,204)              (330,386)
  Accumulated other comprehensive (loss) income                         (1,115)                15,154
  Net advances to Parent                                              (125,515)              (115,025)
-------------------------------------------------------------------------------------------------------
                                                                       649,186                743,763
-------------------------------------------------------------------------------------------------------
                                                                   $12,028,038            $12,023,884
=======================================================================================================

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                             (Dollars in Thousands)
                                  (Unaudited)




------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                            March 31,
------------------------------------------------------------------------------------------------------------------
                                                                                       2001               2000
------------------------------------------------------------------------------------------------------------------
Interest, fees and other income                                                     $215,633            $241,011
Financing lease income                                                                20,336              25,130
Operating lease income                                                                23,407              27,237
------------------------------------------------------------------------------------------------------------------
Income earned from financing transactions                                            259,376             293,378
Interest expense                                                                     172,550             141,815
Operating lease depreciation                                                          20,831              15,838
------------------------------------------------------------------------------------------------------------------
Interest margins earned                                                               65,995             135,725
Volume-based fees                                                                                          1,054
------------------------------------------------------------------------------------------------------------------
Operating margin                                                                      65,995             136,779
Provision for credit losses                                                           61,750              20,898
------------------------------------------------------------------------------------------------------------------
Net interest margins earned                                                            4,245             115,881
Gains on investments and disposal of assets                                           13,633              21,030
------------------------------------------------------------------------------------------------------------------
                                                                                      17,878             136,911
Operating expenses                                                                    54,988              56,825
Reorganization items                                                                   9,619
------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations before income taxes                         (46,729)             80,086
Income tax expense                                                                    (2,343)            (31,560)
------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                             (49,072)             48,526
Discontinued operations (net of tax expense of $685 and a net tax benefit of
 $24,790 for 2001 and 2000, respectively)                                             (5,946)            (37,168)
Net loss on disposal of operations                                                   (12,800)
------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                   $(67,818)           $ 11,358
==================================================================================================================

See notes to interim consolidated condensed financial statements.

                          FINOVA CAPITAL CORPORATION
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------------
                                                                              Three Months Ended March 31,
                                                                                  2001              2000
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES                           $   25,718       $     586
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:

  Proceeds from disposal of leases and other owned assets                           5,720           2,834
  Proceeds from sales of investments                                               26,019          31,400
  Proceeds from sales of commercial mortgage backed securities ("CMBS")                           113,737
  Principal collections on financing transactions                                 781,127         594,987
  Expenditures for investments and other income producing activities              (20,588)        (21,531)
  Expenditures for financing transactions                                        (277,446)       (913,991)
  Recoveries of loans previously written-off                                          232              73
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  515,064        (192,491)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:

  Net change in commercial paper and short term borrowings                         (8,867)        675,329
  Proceeds from issuance of term notes                                                            120,000
  Repayment of term notes                                                                        (461,260)
  Net (advances to) contributions from Parent                                     (10,490)         21,395
  Dividends                                                                                       (11,016)
------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                  (19,357)        344,448
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY DISCONTINUED OPERATIONS                               401,602        (214,088)
------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  923,027         (61,545)

CASH AND CASH EQUIVALENTS, beginning of period                                    699,557         100,344
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                       $1,622,584       $  38,799
============================================================================================================

See notes to interim consolidated condensed financial statements.

                           FINOVA CAPITAL CORPORATION
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        (Dollars in thousands in tables)

NOTE A    ORGANIZATION AND BASIS OF PREPARATION

     The consolidated financial statements present the financial position, results of operations and cash flows of FINOVA Capital Corporation and its subsidiaries (collectively, "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group"). All significant intercompany balances have been eliminated in consolidation.

     The interim condensed consolidated financial information is unaudited. In the opinion of management all adjustments, consisting of normal recurring items, necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the quarter ended March 31, 2001 and 2000, have been included. Interim results of operations are not necessarily indicative of the results of operations for the full year. The enclosed financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which describes significant business developments chronology culminating in the March 2001 filing for protection pursuant to Chapter 11, Title 11, of the United States Code, in the United States Bankruptcy Court for the District of Delaware.

     Certain reclassifications have been made to reflect discontinued operations. These reclassifications resulted from the Company's decision in the third quarter of 2000 to sell or liquidate some of its more broad based businesses and focus on its niche based businesses. The businesses discontinued include Corporate Finance, Business Credit, Growth Finance (all of which are included under the caption "Corporate Finance"), Distribution & Channel Finance and Commercial Services. See Note F for more information on discontinued operations.

Going Concern

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During the year ended December 31, 2000, the Company experienced a significant deterioration in the credit quality of its portfolio, the loss of its investment grade credit ratings and the resulting loss of access to capital and increase in cost of funds. The Company was not in compliance with its debt covenants as of December 31, 2000 and filed for protection from its creditors under Chapter 11 of the United States Bankruptcy Code on March 7, 2001.

     These conditions and events raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on many factors including the confirmation of a plan of reorganization (the "Plan") and successful execution of management's plans for the collection of its portfolio pursuant to contractual terms and negotiation of appropriate rates and fee structures with its customers. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Bankruptcy Accounting

     Entering a reorganization, although a significant event, does not ordinarily affect or change the application of generally accepted accounting principles ("GAAP") followed by a company. The accompanying financial statements have been prepared assuming that FINOVA will continue as a going concern in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). As such, asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code.

Liabilities Subject to Chapter 11 Proceedings

     Liabilities subject to Chapter 11 proceedings, including claims that become known after the petition date, are reported at their expected allowed claim amount in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." To the extent that the amounts of claims change as a result of actions in the bankruptcy case or other factors, the recorded amount of liabilities subject to Chapter 11 proceedings will be adjusted. The results of these adjustments are recorded as reorganization items.

Reorganization Items

     Reorganization items are income and expenses that are realized or incurred by FINOVA because it is in reorganization. For the three months ended March 31, 2001, reorganization items were a charge of $9.6 million. The components of reorganization items are as follows:

                                                                               Three Months Ended
                                                                                  March 31, 2001
          ----------------------------------------------------------------------------------------

          Unamortized gains on terminated and cash settled interest rate              $   22,197
           swaps
          Interest income earned on unpaid interest and debt payments                        804
          Unamortized debt origination costs                                             (15,095)
          Professional service fees                                                       (9,599)
          Unamortized debt discounts                                                      (7,926)
          -----------------------------------------------------------------------------------------
          Total reorganization items                                                  $   (9,619)
          =========================================================================================

     The financial statements of the Company are substantially the same as the financial statements of the entities in bankruptcy.

NOTE B    SIGNIFICANT ACCOUNTING POLICIES

     The Company reports other comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Total comprehensive (loss) income was $(84.1) million and $0.1 million for the three months ended March 31, 2001 and 2000, respectively. The primary component of comprehensive (loss) income other than net income was a change in net unrealized gains on securities.

New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     FINOVA adopted the provisions of SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on FINOVA's consolidated results of operations and financial position.

NOTE C    SEGMENT REPORTING

     FINOVA's business is organized into three market groups, which are also its reportable segments: Specialty Finance, Commercial Finance and Capital Markets. Management has not yet determined whether its reportable segments will be reorganized as a result of the decision to discontinue several lines of business and pending reorganization proceedings. Management relies principally on total revenue, income before allocations and managed assets in evaluating the business performance of each reportable segment.

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

     Information for FINOVA's reportable segments that are part of continuing operations reconciles to FINOVA's consolidated totals as follows:

---------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended March 31,
                                                                          2001                    2000
---------------------------------------------------------------------------------------------------------
Total net revenue:
  Specialty Finance                                                     $   67,956           $    99,063
  Commercial Finance                                                        11,653                14,040
  Capital Markets                                                            9,667                44,909
  Corporate and other                                                       (9,648)                 (203)
--------------------------------------------------------------------------------------------------------
Consolidated total                                                      $   79,628           $   157,809
========================================================================================================
(Loss) income before income taxes and allocations:
  Specialty Finance                                                     $   53,042           $    77,180
  Commercial Finance                                                         2,348                10,922
  Capital Markets                                                           (6,983)               21,727
  Corporate and other, overhead and unallocated provision for credit       (97,479)              (61,303)
   losses
--------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations                                $  (49,072)          $    48,526
========================================================================================================
Managed assets:
  Specialty Finance                                                     $7,941,139            $8,483,819
  Commercial Finance                                                     1,185,247             1,064,359
  Capital Markets                                                          720,699               925,696
  Corporate and other                                                       37,615                64,336
--------------------------------------------------------------------------------------------------------
Consolidated total                                                      $9,884,700           $10,538,210
Less securitizations                                                       321,562               118,686
---------------------------------------------------------------------------------------------------------
Investment in financing transactions                                    $9,563,138           $10,419,524
=========================================================================================================

NOTE D    PORTFOLIO QUALITY

     The following table presents a distribution (by line of business) of the Company's investment in financing transactions before the reserve for credit losses at March 31, 2001.

                     INVESTMENT IN FINANCING TRANSACTIONS
                              BY LINE OF BUSINESS
                                March 31, 2001
                            (Dollars in Thousands)

                                             Revenue Accruing                           Nonaccruing
                                ------------------------------------------- --------------------------------
                                 Performing at
                                  Contractual             Repossessed                   Repossessed  Lease &     Total Carrying
                                   Terms      Impaired      Assets          Impaired       Assets     Other         Amount      %
                                ------------------------------------------- -------------------------------- ----------------------
Specialty Finance Group
  Transportation Finance          $2,017,131  $           $               $  223,108     $           $           $2,240,239    23.4
  Resort Finance                   1,381,883      157,042      12,685        136,971       5,025                  1,693,606    17.7
  Franchise Finance                  824,567        8,503                     50,396       2,224          29        885,719     9.3
  Healthcare Finance                 523,985       28,680       1,433        247,497                   5,895        807,490     8.4
  Specialty Real Estate Finance      628,958        6,019      25,460         10,194       7,724                    678,355     7.1
  Communications Finance             517,276        4,285                    137,968                                659,529     6.9
  Commercial Equipment Finance       417,473        4,405                     62,838       5,959       3,956        494,631     5.2
  Public Finance                     154,891                                   5,117                                160,008     1.7
                                ------------ ------------ ----------- -------------- ----------- ----------- -------------- -------
                                   6,466,164      208,934      39,578        874,089      20,932       9,880      7,619,577    79.7
                                ------------ ------------ ----------- -------------- ----------- ----------- -------------- -------

Commercial Finance Group
  Rediscount Finance                 986,093       63,493         449        131,900       3,312                  1,185,247    12.4
                                ------------ ------------ ----------- -------------- ----------- ----------- -------------- -------
                                     986,093       63,493         449        131,900       3,312                  1,185,247    12.4
                                ------------ ------------ ----------- -------------- ----------- ----------- -------------- -------
Capital Markets Group
  Realty Capital                     326,321       22,502                     24,488       1,982                    375,293     3.9
  Mezzanine Capital                  199,838       13,125                     94,346                                307,309     3.2
  Investment Alliance                 32,570                                   5,526                                 38,096     0.4
                                ------------ ------------ ----------- -------------- ----------- ----------- -------------- -------
                                     558,729       35,627                    124,360       1,982                    720,698     7.5
                                ------------ ------------ ----------- -------------- ----------- ----------- -------------- -------

Other                                 37,616                                                                         37,616     0.4
                                ------------ ------------ ----------- -------------- ----------- ----------- -------------- -------
Total Continuing Operations (1)    8,048,602      308,054      40,027      1,130,349      26,226       9,880      9,563,138   100.0
                                ------------ ------------ ----------- -------------- ----------- ----------- -------------- =======


Discontinued Operations              338,579                                 423,426       5,496       4,257        771,758
                                ------------ ------------ ----------- -------------- ----------- ----------- --------------
TOTAL                             $8,387,181  $   308,054 $    40,027     $1,553,775     $31,722     $14,137   $ 10,334,896
                                ============ ============ =========== ============== =========== =========== ==============

Notes:
(1) Excludes $321.6 million of assets sold which the company manages, $209.6 million in Commercial Equipment Finance and $112.0 million in Franchise Finance.
                   ________________________________________

Reserve for Credit Losses

         The reserve for credit losses at March 31, 2001 represents 6.5% of the Company's investment in financing transactions and securitized assets. Changes in the reserve for credit losses were as follows:

           ---------------------------------------------------------------------
                                                   Three Months Ended March 31,
                                                    2001               2000
          ----------------------------------------------------------------------
          Balance, beginning of period           $  578,750       $  178,266
          Provision for credit losses                61,750           20,898
          Write-offs                                (22,661)         (13,866)
          Recoveries                                    232               71
          Other                                         (66)             227
          ----------------------------------------------------------------------
          Balance, end of period                 $  618,005       $  185,596
          ======================================================================

     At March 31, 2001, the total carrying amount of impaired loans was $1.4 billion, of which $308.1 million were revenue accruing. A specific impairment reserve for credit losses of $320 million has been established for $808.2 million of nonaccruing impaired loans. Additionally, $5.8 million was established for other accounts. As a result, 53% of FINOVA's reserve for credit losses was allocated to specific reserves. The remaining $292.2 million or 47% of the reserve for credit losses is designated for general purposes and represents management's best estimate of inherent losses in the remaining portfolio considering delinquencies, loss experience and collateral. Actual results could differ from estimates and values, and there can be no assurance that the reserves will be sufficient to cover portfolio losses. Additions to the general and specific reserves are reflected in current operations. Management may transfer reserves between the general and specific reserves as considered necessary.

     At March 31, 2001, discontinued operations included $433.2 million of nonaccruing assets, of which $365.8 million were in Corporate Finance. Since the assets of the discontinued operations have been written down to estimated net realizable value, no reserves for credit losses are carried against those assets. The balance of net realizable value write-downs was $332.6 million at March 31, 2001.

NOTE E    DISCONTINUED OPERATIONS

     During the third quarter of 2000, FINOVA's Board of Directors approved a plan to discontinue and offer for sale its Corporate Finance, Distribution & Channel Finance and Commercial Services lines of business. As a result, the Company has reported these divisions as discontinued operations in accordance with Accounting Principles Board Opinion ("APB") No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

     At March 31, 2001, FINOVA had total net assets of discontinued operations of $742 million, which includes the following:

------------------------------------------------------------------------------------------------------

                                                  Corporate    Distribution  &  Commercial
                                                   Finance    Channel Finance    Services      Total
------------------------------------------------------------------------------------------------------
Investment in financing transactions             $ 740,465     $  24,940      $   6,353    $  771,758
Investments                                          8,266         9,000                       17,266
Accounts payable and accrued expenses              (41,691)       (3,479)        (1,805)      (46,975)
Due to clients                                         156          (331)                        (174)
------------------------------------------------------------------------------------------------------
Net assets of discontinued operations            $ 707,196     $  30,130      $   4,548    $  741,875
======================================================================================================

     Loss from discontinued operations in the Consolidated Statement of Operations for the quarter ended March 31, 2001 includes the following:

     ---------------------------------------------------------------------------------------------------------
                                             Corporate        Distribution &        Commercial
                                              Finance        Channel Finance         Services        Total
     ---------------------------------------------------------------------------------------------------------
     Discontinued operations, net of tax     $  (3,766)        $  (2,163)           $  (17)       $  (5,946)
     =========================================================================================================

     The cumulative net loss on disposal of assets is comprised of the following adjustments from September 30, 2000:

------------------------------------------------------------------------------------------------------------------------------
                                                                        Corporate    Distribution &   Commercial
                                                                         Finance    Channel Finance    Services       Total
-----------------------------------------------------------------------------------------------------------------------------
As of September 30, 2000 on a pre-tax basis:
  Net realizable value mark-downs                                     $  (215,760)       $  (17,000)  $            $ (232,760)
  Goodwill written off                                                    (54,729)          (24,940)     (27,669)    (107,338)
  Proceeds in excess of assets sold                                                                       29,172       29,172
  Accrued expenses                                                        (28,922)           (5,198)     (10,377)     (44,497)
  Income tax benefit                                                      118,417            18,643        3,510      140,570
-----------------------------------------------------------------------------------------------------------------------------
Net loss on disposal of operations as of September 30, 2000              (180,994)          (28,495)      (5,364)    (214,853)
  Additional net realizable value mark-downs                             (112,543)             (893)      (1,315)    (114,751)
  Additional accrued expenses                                             (13,385)           (4,815)                  (18,200)
  Income tax benefit (expense)                                             12,800            (2,337)        (370)      10,093
-----------------------------------------------------------------------------------------------------------------------------
Net loss on disposal of operations as of December 31, 2000               (294,122)          (36,540)      (7,049)    (337,711)
  Additional net realizable value mark-downs                                                (12,800)                  (12,800)
-----------------------------------------------------------------------------------------------------------------------------
Net loss on disposal of operations as of March 31, 2001               $  (294,122)       $  (49,340)  $   (7,049)  $ (350,511)
=============================================================================================================================

     The additional losses in the first quarter of 2001 were primarily attributable to a further deterioration in the Distribution & Channel Finance portfolio.

NOTE F    SUBSEQUENT EVENT

     On May 2, 2001, FINOVA Group, FINOVA and seven of their subsidiaries filed a proposed Joint Plan of Reorganization and a Disclosure Statement with the United States Bankruptcy Court for the District of Delaware. The Plan contemplates implementation of a comprehensive restructuring transaction with Berkadia LLC, a joint venture of Berkshire Hathaway Inc. and Leucadia National Corporation, that was first announced on February 27, 2001.

     As more fully described in the Plan, Berkadia has committed to make a $6 billion loan to FINOVA, subject to conditions. The loan proceeds, together with cash on hand, will fund a cash disbursement to general unsecured creditors of FINOVA equal to 60% of their claims, an increase from the approximately 54% cash payment originally proposed. In addition, FINOVA Group will issue ten-year New Senior Notes equal to 40% of the general unsecured claims against FINOVA. The New Senior Notes will be secured by a second lien on the stock of FINOVA. Interest on the New Senior Notes will be payable semi-annually out of available cash (calculated as provided in the Plan documents), after payment of quarterly interest on the Berkadia loan, except as described in the following sentence. While the Berkadia loan is outstanding and not in default, a liquidity feature of the Plan that was not included in the original proposal will require FINOVA to commit $75 million of available cash quarterly (up to a maximum of $1.5 billion in total) to repurchase New Senior Notes at a price not to exceed par plus accrued interest (subject to availability of New Senior Notes at or below the maximum price). Principal on the New Senior Notes will be paid out of available cash, after payment in full of the Berkadia loan. After payment in full of the Berkadia loan, 95% of available cash will be used to pay the New Senior Notes and 5% will be used for payments to FINOVA Group stockholders. The New Senior Notes also provide for payment under certain circumstances of up to $100 million in the aggregate of additional interest to holders of the New Senior Notes. Holders of general unsecured claims against FINOVA will also receive a cash payment of post petition interest upon the effective date of the Plan.

     Berkshire Hathaway owns approximately $1.4 billion of existing FINOVA bank and bond debt and therefore is expected to be a significant holder of New Senior Notes. Berkshire Hathaway will participate in FINOVA's quarterly repurchase of New Senior Notes pro rata to its interest in the New Senior Notes at the weighted average price paid in each quarterly repurchase.

     All other terms of the Plan are substantially the same as previously disclosed in FINOVA's February 28, 2001 filing on Form 8-K.

     The Bankruptcy Court has not approved the proposed Plan or the Disclosure Statement. The solicitation process will not begin until the Bankruptcy Court approves the Disclosure Statement and authorizes FINOVA to solicit the votes of creditors and stockholders in connection with the Plan. Thereafter, FINOVA will send the proposed Plan and Disclosure Statement to all creditors and stockholders who are entitled to vote on the Plan.

NOTE H    COMMITMENT & CONTINGENCIES

Legal Proceedings

     FINOVA is a party either as plaintiff or defendant to various actions, proceedings and pending claims, including legal actions, some of which involve claims for compensatory, punitive or other damages in significant amounts. Litigation often results from FINOVA's attempts to enforce its lending agreements against borrowers and other parties to those transactions. Litigation is subject to many uncertainties. It is possible that some of the legal actions, proceedings or claims could be decided against FINOVA. Other than the matters described below, FINOVA believes that any resulting liability for their litigation matters should not materially affect FINOVA's financial position, results of operations or cash flows. One or more of the following matters, for which nominal accruals have been made, could have a material adverse impact on FINOVA's financial position, results of operations or cash flow.

     Between March 29, 2000 and May 23, 2000, five shareowner lawsuits were filed against FINOVA Group and Samuel Eichenfield, FINOVA and FINOVA Group's former chairman, president, and chief executive officer; two of the lawsuits also named FINOVA as a defendant, and one named three other executive officers. All of the lawsuits purport to be on behalf of the named plaintiffs (William K. Steiner, Uri Borenstein, Jerry Krim, Mark Kassis, and the Louisiana School Employees Retirement System), and others who purchased FINOVA Group common stock during the class period of July 15, 1999, through either March 26, 2000, or May 7, 2000. The suit brought by the Louisiana School Employees Retirement System also purports to be on behalf of all those who purchased FINOVA's 7.25% Notes which are due November 8, 2004, pursuant to the registration statement and prospectus supplement dated November 1, 1999.

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

     Since consolidation of the original five shareowner lawsuits, other related lawsuits have been initiated against the Company and current and former officers and directors. Three shareowner lawsuits were filed in the United States District Court for the Middle District of Tennessee, in which the named plaintiffs (John Cartwright, Sirrom Partners and Sirrom G-1, and Caldwell Travel) assert claims relating to the Company's acquisition in 1999 of Sirrom Capital Corporation, and the exchange of shares of Sirrom stock for shares of FINOVA Group stock. The Cartwright complaint purports to be a class action lawsuit on behalf of all Sirrom shareowners that exchanged their Sirrom stock for FINOVA Group stock as a result of the acquisition. The defendants named are Sirrom Capital Corporation, Samuel Eichenfield, John W. Teets, Constance Curran,
G. Robert Durham, James L. Johnson, Kenneth Smith, Shoshana Tancer, Bruno Marszowski, and FINOVA Group. The complaints allege that the defendants made materially misleading statements regarding FINOVA's loss reserves, and otherwise violated the federal securities laws in an effort to reduce the total consideration provided to Sirrom shareowners at the time of the acquisition. The complaints seek unspecified damages for losses incurred by shareowners, plus interest, and other relief.

     On January 4, 2001, the United States District Court for the Middle District of Tennessee granted a motion brought by FINOVA and the other defendants to transfer the Cartwright and Sirrom Partners cases to the United States District Court for the District of Arizona. The plaintiff in Caldwell Travel agreed to dismiss that case without prejudice. Pursuant to a Stipulation and Order entered in March 2001, the Cartwright case has been consolidated for all purposes with the previous five cases in the FINOVA Group Securities Litigation, and the Sirrom Partners case has been consolidated for all pre-trial purposes. The lead plaintiffs are scheduled to file a Second Amended Consolidated Complaint in May 2001, though the deadline may be extended.

     There have also been two shareowners' derivative lawsuits filed against current and former officers and directors of FINOVA Group, one in the United States District Court for the District of Arizona, and one in the Court of Chancery for Newcastle County, Delaware. Both complaints were filed on September 11, 2000, and both purport to be brought by the named plaintiffs (William Kass and Cindy Burkholter) derivatively on behalf of the Company against the officers and directors, alleging generally breaches of fiduciary and other duties as directors. These actions seek unspecified money damages and other relief. As with the consolidated securities litigation, the allegations center generally on claims that there were materially misleading statements regarding FINOVA's loss reserves. In both of these actions, the plaintiffs have agreed to a stay of all proceedings pending the final determination of the motion to dismiss in the consolidated securities litigation.

     Finally, another shareowner's derivative lawsuit was filed on September 13, 2000, in the Circuit Court for Davidson County, Tennessee, by Ronald Benkler, purportedly on behalf of Sirrom Capital Corporation, against several former officers of Sirrom Capital Corporation. The complaint alleges that the Sirrom officers breached various duties to Sirrom in connection with the acquisition of Sirrom by the Company in 1999, and the exchange of Sirrom stock for FINOVA Group stock as a result of the acquisition. The plaintiffs have agreed to a stay of discovery in this case, pending the final determination of the motion to dismiss the consolidated securities litigation.

     FINOVA believes the claims in all of these securities and derivative cases are without merit. FINOVA and the other defendants intend to vigorously defend against these claims.

     On March 6, 2001, one of FINOVA's subsidiaries, FINOVA (Canada) Capital Corporation, had an involuntary Petition for Receiving Order filed against it in the Ontario, Canada, Superior Court of Justice in Bankruptcy. The action was filed by the Bank of Nova Scotia, as agent for the lenders on a $150 million (Canadian) bank facility. That same day, the courts in Canada issued a temporary injunction prohibiting transfers of assets out of the Canadian subsidiary to its other affiliates. FINOVA has not received service of process in those proceedings, but has agreed to refrain from transferring assets to its affiliates without court order.

     On March 7, 2001, FINOVA Group, FINOVA and seven of their subsidiaries filed voluntary petitions for protection from creditors pursuant to Chapter 11, Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware. The other subsidiaries were FINOVA (Canada) Capital Corporation, FINOVA Capital plc, FINOVA Loan Administration Inc., FINOVA Mezzanine Capital Inc., FINOVA Portfolio Services, Inc., FINOVA Technology Finance Inc., and FINOVA Trust Finance.

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

     On May 2, 2001, FINOVA and the other filing subsidiaries filed a proposed Joint Plan of Reorganization and Disclosure Statement which are currently pending before the Bankruptcy Court.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS.
        --------------

              COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001
                   TO THE THREE MONTHS ENDED MARCH 31, 2000

     The following discussion relates to FINOVA Capital Corporaton and its subsidiaries (collectively "FINOVA" or the "Company"). FINOVA is a wholly owned subsidiary of The FINOVA Group Inc. ("FINOVA Group"). FINOVA Group is a financial services holding company. Through its principal operating subsidiary, FINOVA, FINOVA Group has provided a broad range of financing and capital markets products, primarily to mid-size businesses. FINOVA Capital has been in operation since 1954.

     On March 7, 2001, FINOVA Group, FINOVA Capital Corporation and seven of their subsidiaries filed for protection pursuant to Chapter 11, Title 11, of the United States Code to enable them to restructure their debt (the "Reorganization Proceedings"). Historically, the Company has relied upon borrowed funds together with internal cash flow to finance its operations. Profit has largely been recorded from the spread between the cost of borrowing and the rates paid by its customers, less operating costs. The Company also generates revenues through loan servicing and related activities and the sale of assets. Beginning late in the first quarter of 2000, a series of events impeded FINOVA's access to lower cost capital in the public and private markets. Those events have generally been described in FINOVA's Form 10-K for the year ended December 31, 2000 (the "2000 10-K") that has been filed with the Securities and Exchange Commission.

Recent Developments and Business Outlook

     On May 2, 2001, FINOVA Group, FINOVA and their subsidiaries that filed for protection pursuant to Chapter 11 filed a proposed Joint Plan of Reorganization and a Disclosure Statement (the "Plan") with the United States Bankruptcy Court for the District of Delaware. The Plan contemplates implementation of a comprehensive restructuring transaction with Berkadia LLC, a joint venture of Berkshire Hathaway Inc. and Leucadia National Corporation, that was first announced on February 27, 2001.

     As more fully described in the Plan, Berkadia has committed to make a $6 billion loan to FINOVA, subject to conditions. The loan proceeds, together with cash on hand, will fund a cash disbursement to general unsecured creditors of FINOVA equal to 60% of their claims, an increase from the approximately 54% cash payment originally proposed. In addition, FINOVA Group will issue ten-year New Senior Notes equal to 40% of the general unsecured claims against FINOVA. The New Senior Notes will be secured by a second lien on the stock of FINOVA. Interest on the New Senior Notes will be payable semi-annually out of available cash (calculated as provided in the Plan documents), after payment of quarterly interest on the Berkadia loan, except as described in the following sentence. While the Berkadia loan is outstanding and not in default, a liquidity feature of the Plan that was not included in the original proposal will require FINOVA to commit $75 million of available cash quarterly (up to a maximum of $1.5 billion in total) to repurchase New Senior Notes at a price not to exceed par plus accrued interest (subject to availability of New Senior Notes at or below the maximum price). Principal on the New Senior Notes will be paid out of available cash, after payment in full of the Berkadia loan. After payment in full of the Berkadia loan, 95% of available cash will be used to pay the New Senior Notes and 5% will be used for payments to FINOVA Group stockholders. The New Senior Notes also provide for payment under certain circumstances of up to $100 million in the aggregate of additional interest to holders of the New Senior Notes. Holders of general unsecured claims against FINOVA will also receive a cash payment of post petition interest upon the effective date of the Plan.

     Berkshire Hathaway owns approximately $1.4 billion of existing FINOVA bank and bond debt and therefore is expected to be a significant holder of New Senior Notes. Berkshire Hathaway will participate in FINOVA's quarterly repurchase of New Senior Notes pro rata to its interest in the New Senior Notes at the weighted average price paid in each quarterly repurchase.

     All other terms of the Plan are substantially the same as previously disclosed in FINOVA's February 28, 2001 filing on Form 8-K.

     The Bankruptcy Court has not approved the proposed Plan or the Disclosure Statement. The solicitation process will not begin until the Bankruptcy Court approves the Disclosure Statement and authorizes FINOVA to solicit the votes of their creditors and stockholders in connection with the Plan. Thereafter, FINOVA will send the proposed Plan and Disclosure Statement to all creditors and stockholders who are entitled to vote on the Plan.

Results of Operations

     The results for the first quarter of 2001 reflected a continuation of trends noted in the 2000 10-K. These results were adversely impacted by some of the events of 2000 and a continued softening of the U.S. economy. The more significant impacts were increases in delinquencies and nonaccruing assets, higher cost of funds (resulting in lower interest margins earned), increased operating costs and the inability to recognize tax benefits.

     For the first quarter of 2001, FINOVA reported a loss of $67.8 million compared to net income of $11.4 million in the first quarter of 2000. The results for the first quarter of 2001 included a net loss from continuing operations of $49.1 million compared to net income of $48.5 million in the first quarter of 2000, and a net loss from discontinued operations in the 2001 quarter of $18.7 million compared to a net loss of $37.2 million in the first quarter of 2000. A discussion of the largest variances in the individual profit and loss categories is as follows:

Continuing Operations

     Loss from Continuing Operations. The decline in results in the first quarter of 2001 when compared to the same quarter in 2000 was primarily due to the following:
   .    Higher loss provisions to bolster the reserve for credit losses.
   .    A higher level of nonaccruing assets.
   .    Lower gains on investments and disposal of assets.
   .    Increases in the Company's cost of funds.
   . An increase in the level of nonaccruing assets due in part to the weakening economy.
   .    Higher expenses primarily related to the Reorganization Proceedings.
   . The inability to recognize any federal and state income tax benefits in 2001.

     Interest margins earned. Interest margins earned represents the difference between (a) interest, fee, lease and other income earned from financing transactions and (b) interest expense and depreciation on operating leases. Interest margins earned in the first quarter of 2001 dropped by $69.7 million to $66.0 million from $135.7 million in the first quarter of 2000 due to a higher level of nonaccruing assets, a higher cost of funds and a reduction in the managed assets. Interest margins earned as a percentage of average earning assets declined to 3.1% in the first quarter of 2001 from 5.6% in the comparable 2000 quarter. The higher cost of funds was the result of the events of 2000, primarily the various downgrades of FINOVA's senior debt and the elimination of its commercial paper program resulting in draw downs under its back-up bank facilities. This caused the Company's cost of funds applicable to $4.5 billion of bank debt to increase by 1.16% (over the comparable 2000 period) up to March 7, 2001, the bankruptcy filing date.

     The portfolio (ending managed assets) declined to $9.88 billion at March 31, 2001 from $10.54 billion at March 31, 2000. The reduction was primarily due to lower new business ($277.4 million in 2001 compared to $914.0 million in the first quarter of 2000) and to portfolio runoff. The new business in the first quarter of 2001 included the funding of approximately $176 million from available lines of credit, $150 million of which was in the Resort Finance line of business. As the Company indicated in the 2000 Form 10-K, it has effectively eliminated new business development activities and for the foreseeable future, intends to focus on managing and maximizing the value of its existing portfolio. Those efforts will include the continued collection of its portfolio pursuant to contractual terms and may include efforts to retain certain customer relationships, restructure or terminate other relationships or sell certain assets if buyers can be found at attractive prices. The Company will continue to fund its backlog of commitments, which declined to $1.85 billion at March 31, 2001 from $1.97 billion at March 31, 2000. Historically, the amount reported as committed backlog was FINOVA's estimate of expected draw downs of the total commitments outstanding, especially the available lines of credit. Assuming full utilization, the total amount of available lines of credit at March 31, 2001 was $2.98 million, including discontinued operations. The available backlog increased from the $2.7 billion at December 31, 2000, primarily due to pay downs on lines of credit, resulting in increased availability.

     Provision for credit losses. The provision for credit losses on continuing operations was higher by $40.9 million in the first quarter of 2001 compared to the first quarter of 2000 ($61.8 million vs. $20.9 million) due to increases in problem accounts and higher net write-offs during the period ($22.4 million in the first quarter of 2001 vs. $13.8 million in the first quarter of 2000). The businesses with the highest level of net write-offs during the 2001 quarter were Mezzanine Capital ($10.7 million), Rediscount Finance ($7.4 million) and Healthcare Finance ($3.1 million). Net write-offs as a percent of managed assets in the 2001 first quarter were 0.87% annualized compared to 0.53% for the first quarter of 2000. A discussion of the increase in problem accounts is included under "Financial Condition, Liquidity and Capital Resources."

     FINOVA monitors developments affecting loans and leases in portfolio, taking into account each borrower's financial developments and prospects, the estimated value of collateral, legal developments and other available information. Based upon that information, FINOVA adjusts its loan loss reserves and when considered appropriate, writes down the values of the loans. Depending on developments, there is the possibility that the loan loss reserves and/or write-downs will increase in the future.

     Gains on investments and disposal of assets. Gains for the first quarter of 2001 were $13.6 million compared to $21.0 million for the 2000 first quarter. Gains in the 2001 quarter were generated by Commercial Equipment Finance ($15.2 million), Mezzanine Capital ($4.7 million) and Communications Finance ($3.2 million). The largest gain was from the sale of stock of Corvis Corp., which generated a gain of $15.6 million. These gains were partially offset by losses on residuals in Transportation Finance ($5.1 million) and further write-down of Realty Capital's assets held for sale to fair value (5.1 million).

     Operating expenses. For the first quarter of 2001, operating expenses declined slightly to $55.0 million from $56.8 million in the comparable 2000 quarter. The decrease was primarily due to the cost savings resulting from a reduction in employees (551 at March 31, 2001, compared to 1,114 at March 31, 2000) and lower goodwill amortization ($394 thousand vs. $4.2 million), partially offset by accruals and payments made in connection with employee retention plans and higher professional fees relating to events since March 2000. The higher professional services included increased accounting, legal fees and investment banking fees.

     Reorganization items. Reorganization items reflect income and expense items that are directly associated with the reorganization, as compared to those from the ongoing operations of the business as required by generally accepted accounting principles for entities in reorganization under the Bankruptcy Code. For the first quarter of 2001, reorganization items included the charge-off of debt origination costs ($15.1 million), professional services fees ($9.6 million), the full amortization of debt discounts ($7.9 million) partially offset by gains from cash settled interest rate swap terminations ($22.2 million) and interest earned ($0.8 million) on the cash retained and invested as a result of the moratorium on payment of interest and principal applicable to FINOVA's outstanding debt.

     Income taxes. Income taxes were provided during the first quarter of 2001 in spite of losses before income taxes for the period, due to taxable income being generated by foreign operations (primarily in the United Kingdom and Canada). Income tax benefits were offset by an increase in the valuation allowance during the 2001 quarter because of the uncertainty of being able to utilize either state or federal net operating loss carryforwards. This also applies to discontinued operations, which provided income taxes on income from foreign operations while recording net pre-tax losses for the period. The effective income tax rates in the first quarter of 2000 were 39.4% for continuing operations and 40.0% for discontinued operations.

Discontinued Operations

     During the third quarter of 2000, FINOVA Group's Board of Directors approved the sale or liquidation of some of its more broad based businesses so the Company could focus more on its niche-based businesses. The businesses included in discontinued operations consist of Commercial Services (substantially sold during the third quarter of 2000), Corporate Finance (which includes Business Credit and Growth Finance) and Distribution & Channel Finance. During the first quarter of 2001, $309 million of Corporate Finance assets were sold. Sales of additional assets could occur for all or portions of the discontinued business assets. To the extent assets are not sold, the Company intends to liquidate the remaining assets in an orderly manner.

     Losses from discontinued operations in 2001 were $18.7 million (after-tax) and primarily consisted of $12.8 million of charges to value the assets to be sold or liquidated at estimated net realizable amounts, the effects of higher nonaccruing assets and operating losses. Nonaccruing assets in discontinued operations were $433.2 million at March 31, 2001, down $53 million from $486.2 million at December 31, 2000 and up by $293.6 million from $139.6 million at March 31, 2000. Losses in the first quarter of 2000 were principally due to a pre-tax charge to earnings to replenish loss reserves after a write-off of a loan to a single customer in the Distribution & Channel Finance line of business.

Financial Condition, Liquidity and Capital Resources

     The following primarily relates to continuing operations, except as noted.

     Managed assets were $9.88 billion at March 31, 2001 compared to $10.54 billion at December 31, 2000. Included in managed assets at March 31, 2001 were $9.56 billion in funds employed and $321.6 million of securitized assets. The decrease in managed assets was due to prepayments and asset sales accompanied by normal portfolio amortization, partially offset by funded new business of $277.4 million for the three months ended March 31, 2001.

     The reserve for credit losses as it pertains to continuing operations increased to $618 million at March 31, 2001 from $578.8 million at December 31, 2000. At March 31, 2001 and December 31, 2000, the reserve for credit losses was 6.5% and 5.7% of ending managed assets, respectively. The reserve for credit losses as a percent of nonaccruing assets declined to 53% at March 31, 2001, from 62.8% at December 31, 2000, due to the increase in nonaccruing assets. Nonaccruing assets increased to $1.17 billion or 11.8% of ending managed assets at March 31, 2001 from $921.4 million or 8.7% at the end of 2000. The largest increases to nonaccruing assets during the three months of 2001 occurred in Transportation Finance ($85.1 million), Commercial Equipment Finance ($53.8 million), Mezzanine Capital ($50.4 million), Communications Finance ($45.1 million) and Realty Capital ($10.6 million).

     The $85.1 million increase in nonaccruing assets in Transportation Finance involved eight aircraft-secured transactions and one engine-secured transaction. The single largest transaction ($28.2 million) moving to nonaccrual in the first quarter was a 1988 B757 on lease to a scheduled carrier. The other moves to nonaccrual involved two MD-82 aircraft ($21.0 million) on lease to a carrier in bankruptcy at March 31, and subsequent to March 31, leased to the acquirer of that carrier; three 727-200 aircraft ($18.8 million) on operating leases to a scheduled carrier; another MD-82 aircraft ($12.0 million) formerly on lease to a carrier in bankruptcy and sold subsequent to March 31; three DC-9-30 aircraft ($10.6 million) in process of being returned; two 727-200 aircraft ($9.6 million) out on operating leases. FINOVA wrote-off $550 thousand in the first quarter and established $1.45 million of specific reserves on these new nonaccruals.

     The $53.8 million increase in nonaccruing assets in Commercial Equipment Finance was principally due to the addition of a $41.9 million loan to a corporate aircraft charter operator who is experiencing cash flow problems. The balance of the increase was due to the addition of five other accounts affected by the slowing economy. Specific reserves of $2.0 million have been assigned against the total new nonaccruing assets.

     The Mezzanine Capital portfolio has been negatively affected by the weakening economy resulting in more restrictive policies by senior lenders regarding subordinated debt. In addition, the lack of equity support from the traditional equity sponsors of many mezzanine transactions has resulted in a liquidity crisis for a number of our borrowers. The increase in nonaccruing accounts at quarter-end can be largely attributed to the following: violations of senior debt covenants on four transactions totaling $7.1 million leading to payment blockage; three transactions totaling $13.7 million for which the equity sponsors have indicated an unwillingness to provide additional support resulting in a liquidity crisis for those borrowers; one transaction for $10.8 million on which the senior lenders are in disagreement over the borrowing base components; and the weakening economy has severely impacted the business plans of six borrowers totaling $23.8 million, resulting in short to long term liquidity issues. Specific reserves of $30.4 million have been allocated to the $58.1 million of new nonaccruing assets.

     The $45.1 million increase in the Communications Finance nonaccruing assets is represented by five accounts in six different market niches. The largest increase comes from the internet sector, as two accounts totaling $19.8 million moved into nonaccrual status. Also moving to nonaccruing was a $14.2 million loan to a radio and TV station operator serving numerous markets. An $8.6 million loan to a paging operator was moved into the nonaccrual category in the first quarter. Although interest payments were being made, the move was appropriate in light of the significant softening in the paging industry and the likelihood of a bankruptcy filing. One customer in the cable and security monitoring industry went over 90 days delinquent in payments at the end of March 2001. For these new nonaccrual accounts, specific reserves of $13.8 million have been established as of March 31, 2001.

     The increase in nonaccruing assets in Realty Capital of $10.6 million was primarily attributable to one account for $7.8 million secured by five low-rise office buildings in Orlando, Florida. The properties are experiencing significant occupancy shortages and the transaction matures in the second quarter. The Company designated the Realty Capital unit as being held for sale in the fourth quarter of 2000 and took a charge to write-down its assets to estimated fair value. A revaluation increased the markdown by $5.1 million in the first quarter of 2001.

     Earning impaired assets increased during the three months ended March 31, 2001 to $308.1 million, or 3.1% of ending managed assets, from $235.8 million, or 2.2% of ending managed assets at December 31, 2000. The largest additions to earning impaired assets were in Rediscount Finance ($32.1 million), Healthcare Finance ($28.7 million), Resort Finance ($17.0 million), Realty Capital ($22.5 million) and Mezzanine Capital ($13.1 million). The increase in Rediscount Finance represents one account which operates as a consumer sales finance company based in Florida. The account is considered impaired due to an out of formula condition with the underlying collateral of automobile finance contracts. The increase in Healthcare Finance is attributable to two accounts. One is a participation in a bank facility to finance an operator of skilled nursing and assisted living facilities in California, Texas, and Arizona. The facility is secured by all the assets of the company. The other Healthcare transaction is also a participation for an operator of assisted living facilities. The transaction matured at the end of March with no established plan for refinancing. The increase in Realty Capital is primarily attributable to one account secured by a two-story R&D/Office complex in California. The account was moved to earning impaired status as a result of losing one of its major tenants. The increase in Resort

Finance represents one golf-oriented resort in Florida. Sales of timeshare intervals have lagged expectations which in turn has slowed the repayment of FINOVA's acquisition facility. The increase in Mezzanine Capital was primarily attributable to one account ($9.3 million) involved with the paging industry. Although the account continues to pay in a timely manner, the significant softening in the paging industry, along with the uncertainty about the future direction of paging, warranted this classification.

     There can be no assurance that any of the potential transactions noted above will be consummated on anticipated terms.

     The carrying amount of FINOVA's accounts that were 31-90 days delinquent in payment at March 31, 2001 increased to 1.6% of managed assets, from 1.2% of managed assets at the end of 2000. The increases in 31-90 day delinquent accounts were in Transportation Finance ($46.8 million), Resort Finance ($22.6 million) and Franchise Finance ($9.9 million).

     FINOVA's internally generated funds and asset sales financed liquidity during the three months ended March 31, 2001. On February 27, 2001, FINOVA announced a moratorium on repayments of principal on its outstanding bank and bond debt. On March 7, 2001, FINOVA filed for protection from its creditors as noted above to enable it to restructure the timing of its debt repayments. The Reorganization Proceedings seek to enable FINOVA to restructure the debt maturities, among other items. No principal or interest payments will be made on the debt until the Plan defining repayment terms has been approved by the court.

     In 2001, substantially all of FINOVA's interest rate swaps were terminated, as a result of the Reorganization Proceedings. Historically, FINOVA entered into derivative transactions as part of its interest rate risk management policy of match funding its assets and liabilities. Therefore, FINOVA's asset and liabilities are not match funded going forward. At termination, the interest rate swaps had an estimated value of approximately $70 million, of which $18.2 were cash settled and amortized into income and included as a reorganization item in first quarter's results. Pursuant to the Company's various agreements, the institutions exercised their right to offset the amounts due to the Company relative to approximately $50 million of the cash termination value of the swaps, against the amount due by the Company on the debt outstanding. No swap termination gains have been recognized on these swaps since the amounts have not been approved by the bankruptcy court.

     At March 31, 2001, FINOVA had $11.1 billion of debt outstanding representing 16.9 times the Company's common equity base of $649.2 million. As a result of its moratorium on debt payments, its subsequent filing of Bankruptcy under Chapter 11 and defaults under various financial covenants under its bank agreements, FINOVA is in default under its debt agreements.

New Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." SFAS 133, as amended, establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded in the statement of financial position as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

     FINOVA adopted the provisions of SFAS 133, as amended, on January 1, 2001, which resulted in an immaterial impact on FINOVA's consolidated results of operations and financial position.

Special Note Regarding Forward-Looking Statements

     Certain statements in this report are "forward-looking," in that they do not discuss historical fact, but instead note future expectations, projections, intentions or other items. These forward-looking statements include matters in the sections of this report captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosure About Market Risk." They are also made in documents incorporated in this report by reference, or in which this report may be incorporated, such as a prospectus.

     Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause FINOVA's actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ include:

 . The results of FINOVA's efforts to implement its business strategy, including successful completion of the Reorganization Proceedings. Failure to fully implement its business strategy might result in adverse effects, including materially adverse impacts on its financial position and results of operations. The current focus on maximizing portfolio values and liquidity while minimizing or eliminating new business generation will likely result in financial results that differ materially from prior periods.

 . The effect of economic conditions and the performance of FINOVA's borrowers. Economic conditions in general or in particular market segments could impact the ability of FINOVA's borrowers to operate or expand their businesses, which might result in decreased performance, impacting repayment of their obligations. The rate of borrower defaults or bankruptcies may increase. Economic conditions could adversely affect FINOVA's ability to realize gains from sales of assets and investments and estimated residual values. Those items could be particularly sensitive to changing market conditions. Certain changes in fair market values must be reflected in FINOVA's reported financial results.

 . The cost of FINOVA's capital. That cost has increased significantly as a result of the events of 2000 and will increase further if the Berkadia transaction is consummated. The impact of these developments will be a significant reduction in profit margins.

 . Loss of employees. FINOVA must retain a sufficient number of employees to continue to monitor and collect its portfolio. Failure to do so could result in additional losses.

 . Changes in air worthiness directives. These changes could have a significant impact on airplane values, especially FINOVA's portfolio of airplanes, which are of an older vintage.

 . Changes in government regulations, tax rates and similar matters. For example, government regulations could significantly increase the cost of doing business or could eliminate certain tax advantages of some of FINOVA's financing products. The current financial condition of FINOVA also makes it difficult to record potential tax benefits that may never be recognized.

 . Necessary technological changes, such as implementation of information management systems, may be more difficult, expensive or time consuming than anticipated.

 . Potential liabilities associated with dispositions of assets or lines of business.

 .  Changes in interest rates could adversely affect financial results.

 .  Other risks detailed in FINOVA's other SEC reports or filings.

     FINOVA does not intend to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. FINOVA cannot predict the risk from reliance on forward-looking statements in light of the many factors that could affect their accuracy.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

     FINOVA's primary market risk has been exposure to the volatility of interest rates. FINOVA sought to manage interest rate risk and preserve income through a diversified borrowing base and a matched funding policy. A diversified borrowing base consisted of short and long-term debt with a fixed or variable rate. FINOVA's matched funding policy required that floating-rate assets be financed with similar floating-rate liabilities and fixed-rate assets be financed with similar fixed-rate liabilities. Under the matched funding policy, the difference between floating-rate assets and floating-rate liabilities was managed to not exceed 3% of total assets for any extended period.

     As a result of the developments described in the Company's 2000 10-K, the Company cannot determine the nature of its borrowing base or achieve a matched funding policy. In addition, substantially all of the Company's interest rate swap agreements were terminated as a result of the bankruptcy filing. During the pendancy of the bankruptcy, the interest rate which will be applied to the Company's debt obligations is also uncertain.

     Since approximately 50% of the Company's assets earn at a floating-rate, any decline in market rates could adversely affect the Company since it would earn less on its assets while the nature of its financing costs is uncertain. Alternatively, any increase in market rates would increase its return on floating-rate assets; however, if its financing costs also become floating any potential increases in asset returns could be offset by rising costs of capital. Until a plan of reorganization is approved and its financing costs determined, the Company does not expect to be able to mitigate its exposure to changes in interest rates.

     Under the terms of Berkadia's commitment, the New Senior Notes will be fixed-rate obligations, at the weighted average rate of the existing debt (excluding default interest or penalties, if any). If LIBOR is above 6%, the Berkadia Loan will be a floating-rate loan; if LIBOR is below 6%, the Berkadia Loan will be fixed at 9%. If this transaction is consummated, a successful strategy to mitigate the Company's exposure to changes in market interest rates could be developed; however, no assurance can be given that the Company will be able to implement any such strategy at an acceptable cost or will seek to do so. In addition, no assurance can be given that the transaction will be consummated.

                          PART II  OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
-------------------------

     See Part I, Item 1, Note H for a discussion of pending legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

       (a)  The following exhibits are filed herewith:

 Exhibit No.                                 Document
-------------   ---------------------------------------------------------------
     12          Computation of Ratio of (Losses) Income to Fixed Charges
                 (interim period).

   4.0.1 Letter Agreement among Berkadia LLC, Berkshire Hathaway Inc., Leucadia National Corporation, FINOVA and FINOVA Group, dated May 2, 2001, including summaries of proposed terms and conditions for the $6 billion Senior Secured Credit Facility and the New Senior Notes (incorporated by reference from FINOVA Group's Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 4.0.1).


       (b)      Reports on Form 8-K:

     A report on Form 8-K dated May 8, 2001 was filed by Registrant which reported under Item 5 the filing by the Company and its subsidiaries in the Bankruptcy Court of a proposed Joint Plan of Reorganization and Disclosure Statement.

                          FINOVA CAPITAL CORPORATION

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            FINOVA CAPITAL CORPORATION

                                   (Registrant)



Dated: May 15, 2001  By:                  /s/  Bruno A. Marszowski
                         ----------------------------------------------------
                         Bruno A. Marszowski, Senior Vice President, Chief Financial Officer and Controller Principal Financial and Accounting Officer

                           FINOVA CAPITAL CORPORATION
                         COMMISSION FILE NUMBER 1-7543
                                 EXHIBIT INDEX
                            MARCH 31, 2001 FORM 10-Q


 Exhibit No.                            Document
-------------      -------------------------------------------------------------
     12              Computation of Ratio of (Losses) Income to Fixed Charges
                     (interim period).


    4.0.1 Letter Agreement among Berkadia LLC, Berkshire Hathaway Inc., Leucadia National Corporation, FINOVA and FINOVA Group, dated May 2, 2001, including summaries of proposed terms and conditions for the $6 billion Senior Secured Credit Facility and the New Senior Notes (incorporated by reference from FINOVA Group's Report on Form 10-Q for the quarter ended March 31, 2001, Exhibit 4.0.1).